Form 10-Q
period 1996-03-31
MOLECULAR DYNAMICS INC
filed 1996-05-14
CIK 885263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                                             COMMISSION FILE NUMBER 0-19955

                            MOLECULAR DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                   94-3050031
     (State or other jurisdiction               (I.R.S. Employer Identification
     of incorporation or organization)          Number)



               928 EAST ARQUES AVENUE, SUNNYVALE, CALIFORNIA 94086
              (Address of principal executive offices and zip code)

                                 (408) 773-1222
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 /X/  Yes     / / No

As of April 29, 1996, 10,065,438 shares of Common Stock of the Registrant were outstanding.

                            MOLECULAR DYNAMICS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements                                                      Page(s)
                                                                                        -------
              Condensed Consolidated Balance Sheets

              March 31, 1996 and December 31, 1995 ..................................      3

              Condensed Consolidated Statements of Income

              Three months ended March 31, 1996 and 1995 ............................      4

              Condensed Consolidated Statements of Cash Flows

              Three months ended March 31, 1996 and 1995.............................      5

              Notes to Interim Condensed Consolidated Financial Statements...........      6-7

Item 2.       Management's Discussion and Analysis of

              Financial Condition and Results of Operations..........................      8-10

PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.......................................      11

Signatures    .......................................................................      12

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,        DECEMBER 31,
                                                                 1996              1995
                                                             (Unaudited)

ASSETS

  Current assets:
       Cash and cash equivalents                               $  3,126          $  2,727
       Short-term investments                                    11,998            14,895
       Accounts receivable, net                                  13,123            12,173
       Inventories                                                7,596             7,470
       Prepaids and other current assets                            637               403
                                                               --------          --------
           Total current assets                                  36,480            37,668

  Property and equipment, net                                     2,746             2,788
  Other assets, net                                               2,300             2,289
                                                               --------          --------

           Total assets                                        $ 41,526          $ 42,745
                                                               ========          ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
       Accounts payable                                        $  2,685          $  4,197
       Accrued expenses                                           3,654             3,754
       Unearned revenue                                             934             1,149
                                                               --------          --------
           Total current liabilities                              7,273             9,100
                                                               --------          --------


  Stockholders' equity:
       Common stock and additional paid-in capital               40,156            40,180
       Accumulated deficit                                       (5,548)           (5,834)
       Cumulative translation adjustment                            (54)               11
       Unrealized loss on short-term investments                    (27)               43
       Less 46,668 and 128,600 shares of common stock
           in treasury in 1996 and 1995, respectively,
           at cost                                                 (274)             (755)
                                                               --------          --------

           Total stockholders' equity                            34,253            33,645
                                                               --------          --------

           Total liabilities and stockholders' equity          $ 41,526          $ 42,745
                                                               ========          ========

See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  1996             1995
                                                  ----             ----

  Sales                                          $10,884         $  9,781
  Cost of sales                                    4,750            4,543
                                                 -------         --------

       Gross margin                                6,134            5,238
                                                 -------         --------

  Operating expenses:

    Research and development                       1,604            1,228
    Sales and marketing                            3,659            3,313
    General and administrative                       803              920
                                                 -------         --------

       Total operating expenses                    6,066            5,461
                                                 -------         --------

       Operating income (loss)                        68             (223)

  Interest and other income, net                     230              298
                                                 -------         --------

       Income before income taxes                    298               75

  Income tax expense                                  12                4
                                                 -------         --------

       Net income                                $   286         $     71
                                                 =======         ========

  Net income (loss) per share                    $  0.03         $   0.01
                                                 =======         ========

  Weighted average shares and common
  stock equivalents                               10,892           10,644
                                                 =======         ========




See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                    ---------
                                                                             1996               1995
                                                                             ----               ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $   286             $    71
       Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
           Depreciation and amortization                                       453                 437
           Loss on disposition of assets                                        41                --
           Changes in items affecting operations:
                Accounts receivable                                         (1,006)             (1,660)
                Inventories                                                   (136)                (71)
                Prepaids and other current assets                             (312)               (157)
                Accounts payable and other current liabilities              (1,787)             (1,636)
                                                                           -------             -------
           Net cash used by operating activities                            (2,461)             (3,016)
                                                                           -------             -------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                    (330)               (257)
       Capitalized software development costs                                 (173)               (171)
       Purchases of short-term investments                                  (3,793)             (3,374)
       Maturities and sales of short-term investments                        6,621               6,681
       Other assets                                                             27                 (82)
                                                                           -------             -------
           Net cash provided by investing activities                         2,352               2,797
                                                                           -------             -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from stock option exercises                                   --                    17
       Proceeds from employee stock purchase plan                             --                   391
       Purchase of treasury stock                                             --                  (650)
       Reissuance of treasury stock                                            455                  34
       Other liabilities                                                      --                   (42)
                                                                           -------             -------
           Net cash provided (used) by financing activities                    455                (250)
                                                                           -------             -------

  Effect of exchange rate changes on cash                                       53                (244)
                                                                           -------             -------
  Net increase (decrease) in cash and cash equivalents                         399                (713)
  Cash and cash equivalents at beginning of period                           2,727               2,095
                                                                           -------             -------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 3,126             $ 1,382
                                                                           =======             =======

  SUPPLEMENTARY CASH FLOW INFORMATION:
       Cash paid:
           Interest                                                        $     1             $     1
                                                                           =======             =======
           Income taxes                                                    $     2             $     2
                                                                           =======             =======

See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation

     The accompanying condensed consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries (Molecular Dynamics or the Company) as of March 31, 1996 and December 31, 1995 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995 have been prepared on substantially the same basis as are the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1995 included in the Company's Form 10-K.

     For clarity of presentation the Company has indicated that its first quarter ended March 31 and its year ended December 31, whereas in fact, the Company's first quarter for fiscal years 1996 and 1995 ended on March 31, 1996 and April 2, 1995, and its fiscal year ended December 31, 1995, respectively.

NOTE 2 - Inventories

     Inventories consisted of (in thousands):

                                              March 31,       December 31,
                                                1996              1995
                                                ----              ----

                Raw material                  $3,020             $3,316
                Work-in-process                1,619                956
                Finished goods                 2,957              3,198
                                              ------             ------
                                              $7,596             $7,470
                                              ======             ======

NOTE 3 - Net Income per Share

     Net income per share amounts are based on the weighted average number of common shares and common stock equivalents, where dilutive, outstanding during the period. Common stock equivalents arise from outstanding stock options and are computed using the treasury stock method.

NOTE 4. - Collaboration with Affymetrix, Inc.

In the third quarter of 1994, a consortium led by Affymetrix, Inc. and the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, will collaborate in an effort to develop miniaturized DNA diagnostic Systems. The amount of the grant for the two companies is up to $31 million in matching funds over the five years which began in January, 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $5 million of the $31 million was available for the first year of the grant period, which ended in January 1996, and approximately $7 million is available for the second year of the grant period, which ends in January 1997. According to the terms of the grant, these funds are divided 33% to the Company and 67% to Affymetrix. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In the first quarter of 1996 and 1995, the Company recognized credits to its expenses of approximately $519,000 and $460,000, respectively, representing support from the grant. The Company has been notified by the Advanced Technology Program that funding under the program will continue at least through the year ending in January, 1997. Availability of funds for the years after January, 1997 is contingent upon annual Congressional approval. Should funding of the ATP not be approved in years after January 1997, this would have a material adverse effect on the Company's research and development efforts and its business, financial condition and results of operations.

NOTE 5. - Stock Repurchase Program

In May 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market. The Company has purchased approximately 413,000 shares under this program as of March 31, 1996. Of these, approximately 367,000 shares were reissued under the Company's Employee Stock Option and Purchase Plans, of which approximately 82,000 shares were reissued during the first quarter of 1996. Subsequent to the end of the first quarter, the Company purchased 100,000 additional shares under the stock repurchase program at a total cost of $650,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

     Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below.

RESULTS OF OPERATIONS

Sales. The Company's first quarter 1996 sales of $10.9 million increased 11% from sales of $9.8 million in the first quarter of the prior fiscal year. This increase resulted primarily from sales of the Company's Storm(TM) products, which the Company began to sell in the third quarter of 1995. Foreign currency fluctuations between the 1996 and 1995 periods had the effect of reducing revenue by $137,000.

         The Company believes that a majority of its sales are generated from research groups which depend on grant funding from governmental agencies. The remaining portion is primarily from biotechnology, pharmaceutical and chemical companies. The Company's revenues are directly affected by the availability, timing and amount of funding for these research groups and companies. Such funding is generally subject to a grant or capital budgeting process that affects the sales cycle for the Company's products.

Gross margin. Gross margin for the first quarter of 1996 was 56.4% compared to 53.6% for the same period in the prior year. The increase in gross margin is primarily due to a greater proportion of instrument sales to total sales, and greater manufacturing efficiencies as sales increased in the 1996 quarter compared to the same period in the prior year.

Research and development. Research and development expenses for the first quarter of 1996 were $1.6 million, a 31% increase over the first quarter of 1995, as a result of the expansion of a number of major development programs, partially offset by support from the Company's NIST Grant. Due to this expansion, research and development expenses as a percentage of revenue increased as a percent of revenue to 15% from 13%. Research and development expenses for the first quarter of 1996 and 1995 have been reduced by $519,000 and $280,000, respectively, of credits representing support from the Company's NIST grant. The first quarter of 1996 and 1995 also exclude $173,000 and $171,000, respectively, of capitalized software development costs.

Sales and marketing. Sales and marketing expenses for the first quarter of 1996 were $3.7 million as compared to $3.3 million in the first quarter of 1995. This is the result of increased investment in sales efforts in the first quarter of 1996 as well as greater sales and marketing costs relating to the strategic alliance with Amersham International plc. Sales and marketing expenses for the first quarter of 1995 were reduced by $140,000 of credits representing overhead allocations from the Company's NIST grant. Sales and marketing expenses represented 34% of revenues during the first quarters of 1995 and 1996.

General and administrative. General and administrative expenses for the first quarter of 1996 were $0.8 million as compared to $0.9 million in the first quarter of 1995, as a result of continuing cost control measures. General and administrative expenses decreased to 7% from 9% as a percentage of revenue, primarily due to decreased spending and increased revenue.

Interest and other income, net. Interest and other income, net, decreased to $230,000 in the first quarter of 1996 from $298,000 in the first quarter of 1995. This is primarily the result of lower average cash and investment balances, offset by slightly higher interest rates in the 1996 quarter compared to the same quarter in 1995.

Provision for income taxes. During the first quarter of 1996, the Company recorded a tax expense utilizing an effective tax rate of 4%, as compared to a rate of 5% for the first quarter of 1995. The low tax rates in 1996 and 1995 are attributable to usage of net operating loss carryovers, and consist of state and federal Alternative Minimum Taxes.

Earnings per share. The Company generated earnings per share of $.03 in the first quarter of 1996 as compared to earnings per share of $.01 in the first quarter of 1995. This improvement is due primarily to the increase in revenue and gross margins. Weighted average shares outstanding increased to 10.9 million shares for the first quarter of 1996 as compared to 10.6 million shares for the first quarter of 1995. This increase resulted from shares issued under the Employee Stock Purchase Plan and the exercise of stock options in the 1996 quarter.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new products, difficulty in acquiring critical product components of acceptable quality and in required quantity, increased competition, the effect of announcements of new competitive products, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, or lack of market acceptance of new products, reduction or delay of government and private sector funding of research activities, legal expenses or adverse changes in economic conditions in any of the countries in which the Company does business. Specifically, the Company is experiencing some limitations in ramping up production of its newer products. Also, with a significant portion of net sales and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies such as those that have recently occurred could affect the Company's results of operations and financial condition in a particular quarter. There can be no assurance that the Company will be able to grow in future periods or continue profitability on a quarterly basis.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. The Company typically recognizes a substantial portion of sales near the end of a quarter. Therefore, the Company may not become aware of such shortfalls until late in a quarter, which may result in an adverse effect on the trading price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 1996 was $29.2 million, a slight increase over the $28.6 million at December 31, 1995.

The Company's principal commitments at March 31, 1996 consisted of obligations under operating leases for facilities and equipment. Long term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies or businesses complementary to the Company's business. The Company believes its cash, short-term investments, and cash flows from operating activities will be sufficient to satisfy its working capital requirements for the foreseeable future.

PART II. OTHER INFORMATION



     Item 6:  Exhibits and Reports on Form 8-K

              (a)    Exhibit 11.1 - Statement re Computation of Net Income
                     Per Share

              (b) There were no reports on Form 8-K during the quarter ended March 31, 1996.

                            MOLECULAR DYNAMICS, INC.


                                   SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MOLECULAR DYNAMICS, INC.
                                                    (Registrant)

Date:  May 13, 1996             By:       /s/ Jay Flatley
       ------------                  ------------------------------------
                                            Jay  Flatley
                                            President, Chief  Executive
                                              Officer & Chief Financial Officer

Date:  May 13, 1996             By:       /s/  Lynne R. Wagoner
       ------------                  ------------------------------------
                                              Lynne R. Wagoner
                                                Director of Finance
                                                  (Principal Accounting Officer)