Form 10-Q
period 1996-06-30
MOLECULAR DYNAMICS INC
filed 1996-08-13
CIK 885263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO____________.

                     COMMISSION FILE NUMBER 0-19955



                            MOLECULAR DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)



      Delaware                                      94-3050031
      (State or other jurisdiction                  (IRS Employer Identification
      of incorporation or organization)             Number)



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

                                           [X]  Yes     [  ]     No


As of July 28, 1996, 10,208,356 shares of Common Stock of the Registrant were outstanding.

                            MOLECULAR DYNAMICS, INC.
                                     INDEX



                         PART I.  FINANCIAL INFORMATION


Item 1.          Financial Statements                                 Page(s)

                 Condensed Consolidated Balance Sheets
                 June 30, 1996 and December 31, 1995  . . . . . . . . . . . 3

                 Condensed Consolidated Statements of Operations
                 Three and six months ended June 30, 1996 and 1995  . . . . 4

                 Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 1996 and 1995  . . . . . . . . . 5

                 Notes to Interim Condensed Consolidated Financial
                 Statements . . . . . . . . . . . . . . . . . . . . . . . . 6-7

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . 8-10


PART II.  OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security-Holders  . . . 11

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 11

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             JUNE 30,     DECEMBER 31,
                                                               1996          1995
                                                               ----          ----
                                                           (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                $ 5,934        $ 2,727
    Short-term investments                                     9,842         14,895
    Accounts receivable, net                                  14,904         12,173
    Inventories                                                5,956          7,470
    Prepaids and other current assets                            536            403
                                                             -------        -------
         Total current assets                                 37,172         37,668

Property and equipment, net                                    2,637          2,788
Other assets, net                                              2,225          2,289
                                                             -------        -------
         Total assets                                        $42,034        $42,745
                                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $ 2,574        $ 4,197
    Accrued expenses                                           4,348          3,754
    Unearned revenue                                             911          1,149
                                                             -------        -------
         Total current liabilities                             7,833          9,100
                                                             -------        -------

Stockholders' equity:
    Common stock and additional paid-in capital               40,050         40,180
    Accumulated deficit                                       (4,917)        (5,834)
    Cumulative translation adjustment                            (96)            11
    Unrealized gain/(loss) on short-term investments             (40)            43
    Less 124,918 and 128,600 shares of common
         stock in treasury in 1996 and 1995,
         respectively, at cost                                  (796)          (755)
                                                             -------        -------
         Total stockholders' equity                           34,201         33,645
                                                             -------        -------
         Total liabilities and stockholders' equity          $42,034        $42,745
                                                             =======        =======

See accompanying notes.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                              1996          1995            1996            1995
                                           --------       --------        --------       --------
Sales                                      $ 12,151       $ 10,355        $ 23,035       $ 20,136
Cost of sales                                 5,191          4,480           9,941          9,023
                                           --------       --------        --------       --------
     Gross profit                             6,960          5,875          13,094         11,113
                                           --------       --------        --------       --------
Operating expenses:
  Research and development                    1,743          1,189           3,347          2,417
  Sales and marketing                         3,804          3,454           7,463          6,767
  General and administrative                    882          1,012           1,685          1,932
                                           --------       --------        --------       --------
     Total operating expenses                 6,429          5,655          12,495         11,116
                                           --------       --------        --------       --------
     Operating income                           531            220             599             (3)

Interest income, net                            162            227             374            487
Other income/(expense)                            7             (8)             26             30
                                           --------       --------        --------       --------
     Income before income taxes                 700            439             999            514

Provision for income taxes                       70             22              82             26
                                           --------       --------        --------       --------
     Net income                            $    630       $    417        $    917       $    488
                                           ========       ========        ========       ========

Earnings per share                         $    .06       $    .04        $    .09       $    .05
                                           ========       ========        ========       ========

Weighted averages shares outstanding         10,681         10,816          10,687         10,730
                                           --------       --------        --------       --------

See accompanying notes.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                            --------
                                                                     1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                              --------        --------
    Net income                                                     $    917        $    488
    Adjustments to reconcile net income to net cash
      used by operating activities:
         Depreciation and amortization                                  941             975
         Loss on disposition of assets                                   57              --
         Changes in items affecting operations:
             Accounts receivable                                     (2,899)         (1,233)
             Inventories                                              1,496             134
             Prepaids and other current assets                         (213)           (105)
             Accounts payable and other current liabilities          (1,220)         (1,420)
                                                                   --------        --------
         Net cash used by operating activities                         (921)         (1,161)
                                                                   --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (556)           (517)
    Capitalized software development costs                             (264)           (300)
    Purchases of short-term investments                              (6,594)         (4,984)
    Maturities and sales of short-term investments                   11,564           9,216
    Other assets                                                         17            (108)
                                                                   --------        --------
         Net cash provided by investing activities                    4,167           3,307
                                                                   --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock option exercises                                 --              17
    Proceeds from employee stock purchase plan                           --             391
    Purchase of treasury stock                                         (650)           (869)
    Reissuance of treasury stock                                        478             198
    Other liabilities                                                    --             (42)
                                                                   --------        --------
         Net cash used by financing activities                         (172)           (305)
                                                                   --------        --------
Effect of exchange rate changes on cash                                 133            (220)
                                                                   --------        --------
Net increase in cash and cash equivalents                             3,207           1,621
Cash and cash equivalents at beginning of period                      2,727           2,097
                                                                   --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  5,934        $  3,718
                                                                   ========        ========
SUPPLEMENTARY CASH FLOW INFORMATION:
    Cash paid:
         Interest                                                  $      2        $      4
                                                                   --------        --------
         Income taxes                                              $     28        $     16
                                                                   --------        --------

See accompanying notes.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES


          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - Basis of Presentation

    The accompanying condensed consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries (Molecular Dynamics or the Company) as of June 30, 1996 and December 31, 1995 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared on substantially the same basis as are the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1995 included in the Company's Form 10-K.

    For clarity of presentation the Company has indicated that its second quarters ended June 30, whereas in fact, the Company's second quarters for fiscal years 1996 and 1995 ended on June 30, 1996 and July 2, 1995, respectively.

NOTE 2 - Inventories

    Inventories consisted of (in thousands):

                                                    June 30,     December 31,
                                                      1996           1995
                                                    --------     ------------
                 Raw material                       $ 3,030        $ 3,316
                 Work-in-process                      1,434            956
                 Finished goods                       1,492          3,198
                                                    -------        -------
                                                    $ 5,956        $ 7,470
                                                    -------        -------



NOTE 3 - Net Income per Share

    Net income per share amounts are based on the weighted average number of common shares and common stock equivalents, where dilutive, outstanding during the period. Common stock equivalents arise from outstanding stock options and are computed using the treasury stock method.

NOTE 4. - Collaboration with Affymetrix, Inc.

In the third quarter of 1994, a consortium led by Affymetrix, Inc. and the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, will collaborate in an effort to develop miniaturized DNA diagnostic Systems. The amount of the grant for the two companies is up to $31 million in matching funds over the five years which began in January, 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $5 million of the $31 million was available for the first year of the grant period, which ended in January 1996, and approximately $7 million is available for the second year of the grant period, which ends in January 1997. According to the terms of the grant, these funds are divided 33% to the Company and 67% to Affymetrix. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In the second quarter and first six months of 1996, the Company recognized credits to its expenses of approximately $475,000 and $994,000, respectively, representing support from the grant, compared to approximately $100,000 and $561,000 in the prior year periods. The Company has been notified by the Advanced Technology Program that funding under the program will continue at least through the year ending in January, 1997. Availability of funds for the years after January, 1997 is contingent upon annual Congressional approval. Should funding of the ATP not be approved in years after January 1997, this would have a material adverse effect on the Company's research and development efforts and its business, financial condition and results of operations.


NOTE 5. - Stock Repurchase Program

In May 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market. The Company has purchased approximately 513,000 shares under this program as of June 30, 1996. Of these shares, approximately 388,000 shares were reissued under the Company's Employee Stock Option and Purchase Plans, of which approximately 22,000 shares were reissued during the second quarter of 1996. The Company purchased 100,000 shares under the stock repurchase program during the second quarter of 1996.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

    Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors That May Affect Future Results".

RESULTS OF OPERATIONS

Sales. The Company's second quarter 1996 sales of $12.2 million increased 17% from sales of $10.4 million in the second quarter of 1995. Additionally, sales for the six months ended June 30, 1996 were $23.0 million, an increase of 14% from sales of $20.1 million in the comparable prior year period. This increase resulted primarily from growth in sales of the Company's Storm(TM) products, which the Company began to sell in the third quarter of 1995. Foreign currency fluctuations had the effect of reducing revenue by approximately $96,000 for the six months ended June 30, 1996 compared to the prior-year period. Foreign currency fluctuations for the second quarter of 1996 had an immaterial effect on revenue as compared to the prior-year period.

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

Gross margins. Gross margins for the second quarter and first six months of 1996 were 57.3% and 56.8%, respectively, compared to 56.7% and 55.2% in each of the respective prior year periods. The increase in gross margins is primarily due to a greater proportion of instrument sales to total sales, and to growth in sales of high margin Storm products.

Research and development. Research and development expenses for the second quarter and first six months of 1996 were $1.7 and $3.3 million, respectively, compared to $1.2 and $2.4 million in the respective prior year periods. The 42% and 38% increase over the second quarter and six month period, respectively, resulted from the expansion of a number of major development programs, partially offset by credits representing support from the Company's NIST Grant. Due to this expansion, research and development expenses increased as a percentage of sales to 14% and 15% in the second quarter and first six months of 1996 from 11.5% and 12.0% for the second quarter and first six months of 1995. Research and development expenses for the second quarter and first six months of 1996 were reduced by $475,000 and $994,000, respectively, of credits representing support from the Company's NIST grant, compared to $100,000 and $561,000 of credits in the prior year periods. The second quarter and first six months of 1996 also exclude $91,000 and $264,000, respectively, of capitalized software development costs, compared to $128,000 and $300,000 in the comparable prior year periods.

Sales and marketing. Sales and marketing expenses for the second quarter and first half of 1996 were $3.8 and $7.5 million as compared to $3.5 and $6.8 million in the respective prior year periods. This increase is primarily the result of increased investment in sales and marketing efforts and greater commission expense associated with the increase in sales. As a percentage of sales, sales and marketing expenses decreased to 31.3% and 32.3%, from 33.4% and 33.6% in the respective prior periods, primarily due to the increase in sales.

General and administrative. General and administrative expenses for the second quarter and first six months of 1996 were $882,000 and $1.7 million, as compared to $1.0 million and $1.9 million in the respective prior periods. The decrease is the result of continuing cost control measures. General and administrative expenses, as a percentage of sales, decreased to 7.3% for both the second quarter and first six months of 1996, from 9.8% and 9.6% in the respective prior periods, primarily due to the increase in sales.

Interest and other income, net. Interest and other income, net, for the second quarter and first six months of 1996 were $169,000 and $400,000, as compared to $219,000 and $517,000 for the respective prior year periods. The decreases resulted primarily from the effect of lower average investment balances.

Provision for income taxes. During the second quarter and first six months of 1996, the Company recorded tax expense utilizing an annual effective tax rate of 8% as compared to a rate of 5% for the second quarter and first half of 1995. The low tax rates in 1996 and 1995 are attributable to usage of net operating loss carryovers and consist of state and federal Alternative Minimum Taxes.

Earnings per share.   The Company generated earnings per share of $.06
and $.09, respectively, in the second quarter and first six months of 1996 as compared to earnings per share of $.04 and $.05 in the respective comparable periods of 1995. This improvement is due primarily to the increase in revenue and gross margins. Weighted average shares outstanding used in computing earnings per share were 10.7 million shares for both the second quarter and first six months of 1996 as compared to 10.8 and 10.7 million shares for the comparable periods in 1995. The decrease in the comparable second quarters of 1996 and 1995 was primarily due to the Company's purchase of 100,000 shares of its stock in the second quarter of 1996.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company believes that results of operations in any quarterly period may be impacted by factors such as the effect of announcements of new competitive products, delays in the introduction or shipment of new products, difficulty in acquiring critical product components of acceptable quality and in required quantity, increased competition, changes in the Company's product mix, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, or lack of market acceptance of new products, reduction or delay of government and private sector funding of research activities, legal expenses or adverse changes in economic conditions in any of the countries in which the Company does business. Specifically, the Company is experiencing some limitations in ramping up production of its newer products. Also, with a significant portion of net sales and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies such as those that have occurred in the past could affect the Company's results of operations and financial condition in a particular quarter. In addition, availability of funds under the Company's ATP grant for the years after January, 1997 is contingent upon annual Congressional approval. Should funding of the ATP not be approved in years after January 1997, this would have a material adverse effect on the Company's research and development efforts and its business, financial condition and results of operations. There can be no assurance that the Company will be able to grow in future periods or continue profitability on a quarterly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 1996 was $29.3 million, compared to $28.6 million at December 31, 1995.

The Company's principal commitments at June 30, 1996 consisted of obligations under operating leases for facilities and equipment. Long term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies or businesses complementary to the Company's business. The Company believes its cash, short-term investments, and cash flows from operating activities will be sufficient to satisfy its working capital requirements for the foreseeable future.

PART II.         OTHER INFORMATION


         Item 4:  Submission of Matters to a Vote of Security-Holders

                  On May 22, 1996 the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual Meeting:

         1. The directors of the Company were all re-elected by the following votes:

                 NAME                      VOTES FOR      VOTES AGAINST      WITHHELD
                 ----                      ---------      -------------      --------
                 James Schlater            8,678,395             0           303,405
                 Jay Flatley               8,678,395             0           303,405
                 Robert Keeley             8,678,395             0           303,405
                 Janice M. LeCocq          8,678,395             0           303,405
                 Jack Lloyd                8,678,395             0           303,405
                 C. Woodrow Rea, Jr.       8,671,279             0           310,521

         2. The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 29, 1996. The proposal was ratified by the following vote:

                 VOTES FOR           VOTES AGAINST            VOTES WITHHELD
                 ---------           -------------            --------------
                 8,963,665              14,935                     3,200

         3. An increase of 250,000 shares to the authorized number of shares reserved for issuance under the Company's Restated 1987 Stock Option Plan was approved by the following vote:

VOTES FOR       VOTES AGAINST      VOTES WITHHELD   BROKER NON-VOTES
- ---------       -------------      --------------   ----------------
7,065,613         1,679,591            9,596             227,000

                 The foregoing matters are described in detail in the Registrant's definitive proxy statement dated April 25, 1996, for the Annual Meeting of Stockholders held on May 22, 1996.


         Item 6: Exhibits and Reports on Form 8-K

                 (a) Exhibit 10.1 - Settlement Agreement by and between Molecular Dynamics, Inc. and Meridian Instruments, Inc., dated as of March 20, 1996.

                 (b)  Exhibit 11.1 - Statement re Computation of Earnings Per
                      Share

                 (c) There were no reports on Form 8-K during the quarter ended June 30, 1996.

                            MOLECULAR DYNAMICS, INC.


                                   SIGNATURES





Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MOLECULAR DYNAMICS, INC.
                                               (Registrant)


Date:    August 9, 1996           By:      /s/ Jay  Flatley
                                       -----------------------------------------
                                               Jay  Flatley
                                               President, Chief  Executive
                                               Officer & Chief Financial Officer

Date:    August 9, 1996           By:      /s/  Lynne R. Wagoner
                                       -----------------------------------------
                                                Lynne R. Wagoner
                                                Director of Finance
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


        (a) Exhibit 10.1 - Settlement Agreement by and between Molecular Dynamics, Inc. and Meridian Instruments, Inc., dated as of March 20, 1996.

        (b)     Exhibit 11.1 - Statement re Computation of Earnings Per Share

        (c) There were no reports on Form 8-K during the quarter ended June 30, 1996.