Form 10-Q
period 1996-09-29
MOLECULAR DYNAMICS INC
filed 1996-11-12
CIK 885263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996.

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

                                                       [X] Yes   [ ] No

As of October 27, 1996, 10,042,823 shares of Common Stock of the Registrant were outstanding.

                            MOLECULAR DYNAMICS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements                                         Page(s)
                                                                         -------
            Condensed Consolidated Balance Sheets September 30, 1996
            and December 31, 1995 .....................................      3

            Condensed Consolidated Statements of Operations Three and
            nine months ended September 30, 1996 and 1995 .............      4

            Condensed Consolidated Statements of Cash Flows Nine
            months ended September 30, 1996 and 1995 ..................      5

            Notes to Interim Condensed Consolidated Financial
            Statements ................................................    6-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................   8-10


                      PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ..........................     11

Signatures ............................................................     12

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1996             1995
                                                             ----             ----
                                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                $  7,125        $  2,727
   Short-term investments                                     12,681          14,895
   Accounts receivable, net                                   11,676          12,173
   Inventories                                                 6,064           7,470
   Prepaids and other current assets                             466             403
                                                            --------        --------
         Total current assets                                 38,012          37,668

Property and equipment, net                                    2,718           2,788
Other assets, net                                              2,228           2,289
                                                            --------        --------

         TOTAL ASSETS                                       $ 42,958        $ 42,745
                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $  2,806        $  4,197
   Accrued expenses                                            4,061           3,754
   Unearned revenue                                            1,058           1,149
                                                            --------        --------
         Total current liabilities                             7,925           9,100
                                                            --------        --------


Stockholders' equity:
   Common stock and additional paid-in capital                40,057          40,180
   Accumulated deficit                                        (3,849)         (5,834)
   Cumulative translation adjustment                             (75)             11
   Unrealized gain/(loss) on short-term investments              (16)             43
   Less 165,553 and 128,600 shares of common stock in
     treasury on September 30, 1996 and December 31,
     1995, at cost                                            (1,084)           (755)
                                                            --------        --------

   Total stockholders' equity                                 35,033        $ 33,645
                                                            --------        --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 42,958        $ 42,745
                                                            ========        ========

See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                   1996            1995           1996           1995
                                                 --------        --------        -------       --------
Sales                                            $ 12,910        $  7,725        $35,945       $ 27,861
Cost of sales                                       5,800           3,763         15,741         12,786
                                                 --------        --------        -------       --------

         Gross profit                               7,110           3,962         20,204         15,075
                                                 --------        --------        -------       --------

Operating expenses:
   Research and development                         1,513           1,448          4,859          3,865
   Sales and marketing                              3,615           3,426         11,078         10,193
   General and administrative                         975             817          2,661          2,749
                                                 --------        --------        -------       --------

         Total operating expenses                   6,103           5,691         18,598         16,807
                                                 --------        --------        -------       --------

         Operating income/(loss)                    1,007          (1,729)         1,606         (1,732)

Interest income, net                                  212             221            583            708
Other income/(expense)                                (12)             (2)            16             28
                                                 --------        --------        -------       --------

         Income/(Loss) before income taxes          1,207          (1,510)       $ 2,205       $   (996)

Provision for income taxes                            139              25            220             51
                                                 --------        --------        -------       --------

         NET INCOME/(LOSS)                       $  1,068        $ (1,535)       $ 1,985       $ (1,047)
                                                 ========        ========        =======       ========

EARNINGS/(LOSS) PER SHARE                        $    .10        $   (.15)       $   .19       $   (.10)
                                                 ========        ========        =======       ========

WEIGHTED AVERAGE SHARES OUTSTANDING                10,629          10,149         10,668         10,090
                                                 ========        ========        =======       ========


                             See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       1996            1995
                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                 $  1,985        $ (1,047)
   Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
         Depreciation and amortization                                  1,407           1,436
         Loss on disposition of property                                   73              34
         Changes in items affecting operations:
                Accounts receivable                                       336             471
                Inventories                                             1,384            (241)
                Prepaids and other current assets                        (147)            (36)
                Accounts payable and other current liabilities         (1,120)         (2,352)
                                                                     --------        --------
         Net cash provided/(used) by operating activities               3,918          (1,735)
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (944)           (802)
   Capitalized software development costs, net                           (360)           (426)
   Purchases of short-term investments                                (14,842)        (15,460)
   Maturities and sales of short-term investments                      16,997          20,023
   Purchase of intangible assets                                           --          (1,100)
   Other assets                                                           (69)            (97)
                                                                     --------        --------
         Net cash provided by investing activities                        782           2,138
                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock option exercises                                    --              17
   Proceeds from employee stock purchase plan                              --             406
   Purchase of treasury stock                                          (1,519)           (869)
   Reissuance of treasury stock                                           976             857
   Other liabilities                                                       --             (42)
                                                                     --------        --------
         Net cash (used)/provided by financing activities                (543)            369
                                                                     --------        --------

Effect of exchange rate changes on cash                                   241            (185)
                                                                     --------        --------
Net increase in cash and cash equivalents                               4,398             587
Cash and cash equivalents at beginning of period                        2,727           2,095
                                                                     --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  7,125        $  2,682
                                                                     ========        ========

SUPPLEMENTARY CASH FLOW INFORMATION:
   Cash paid:
         Interest                                                    $      3        $      4
                                                                     ========        ========
         Income taxes                                                $     50        $     16
                                                                     ========        ========

See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES


          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - Basis of Presentation

     The accompanying condensed consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries (Molecular Dynamics or the Company) as of September 30, 1996 and December 31, 1995 and the related condensed consolidated statements of operations and cash flows for the periods ended September 30, 1996 and 1995 have been prepared on substantially the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1995 included in the Company's Form 10-K.

     For clarity of presentation the Company has indicated that its third quarter ended September 30, whereas in fact, the Company's third quarter for fiscal years 1996 and 1995 ended on September 29, 1996 and October 1, 1995, respectively.

NOTE 2 - Inventories

     Inventories consisted of (in thousands):

                                         September 30,  December 31,
                                             1996           1995
                                             ----           ----
               Raw material                 $3,185         $3,316
               Work-in-process               1,342            956
               Finished goods                1,537          3,198
                                            ------         ------
                                            $6,064         $7,470
                                            ======         ======


NOTE 3 - Net Income per Share

     Net income per share amounts are based on the weighted average number of common shares and common stock equivalents, where dilutive, outstanding during the period. Common stock equivalents arise from outstanding stock options and are computed using the treasury stock method.

NOTE 4 - Collaboration with Affymetrix, Inc.

         In the third quarter of 1994, a consortium led by Affymetrix, Inc. and the Company was awarded funding from the Advanced Technology Program (ATP) of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, will collaborate in an effort to develop miniaturized DNA diagnostic systems. The amount of the grant for the two companies is up to $31 million in matching funds over the five years which began in January, 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $5 million of the $31 million was available for the first year of the grant period, which ended in January 1996, and approximately $7 million is available for the second year of the grant period, which ends in January 1997. According to the terms of the grant, these funds are divided 33% to the Company and 67% to Affymetrix. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In the third quarter and first nine months of 1996, the Company recognized credits to its expenses of approximately $449,000 and $1,443,000, respectively, representing support from the grant, compared to approximately $506,000 and $1.1 million in the prior year periods. The Company has been notified by the Advanced Technology Program that funding under the program will continue at least through the year ending in January, 1997, and has received preliminary notice from ATP that funding for the remaining years of the award has been authorized. However, availability of funds for years after January, 1997 is contingent upon annual Congressional approval. Should funding of the ATP not be approved in years after January 1997, this would have a material adverse effect on the Company's research and development efforts and its business, financial condition and results of operations.


NOTE 5 - Stock Repurchase Program

         In May 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market. The Company has purchased approximately 646,000 shares under this program as of September 30, 1996. Of these shares, approximately 480,000 shares were reissued under the Company's Employee Stock Option and Purchase Plans, of which approximately 92,000 shares were reissued during the third quarter of 1996. The Company purchased 132,500 shares under the stock repurchase program during the third quarter of 1996.

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

RESULTS OF OPERATIONS

Sales. Sales for the third quarter and first nine months of 1996 were $12.9 and $35.9 million, respectively, compared to $7.7 million and $27.9 million in the prior year periods. The 67% and 29% increase over the third quarter and nine month period, respectively, resulted primarily from sales of the Company's Storm(TM) product line, which was introduced in the third quarter of 1995, offset by decreases in sales of its PhosphorImager(TM) products. The Company sells its products in North America, Europe, Japan and Australia. Foreign currency fluctuations had the effect of reducing revenue by $148,000 in the third quarter of 1996, compared to the prior-year period. Foreign currency fluctuations for the nine months ended September 30, 1996 had the effect of reducing revenue by $380,000, compared to the prior-year period.

Gross margins. Gross margins for the third quarter and first nine months of 1996 were 55.1% and 56.2%, respectively, compared to 51.3% and 54.1% in each of the prior year periods. The increase in gross margins is primarily due to a greater proportion of higher-margin instrument sales to total sales and lower costs per unit sold due to increased absorption of fixed costs.


Research and development. Research and development expenses for the third quarter and first nine months of 1996 were $1.5 and $4.9 million, respectively, compared to $1.4 and $3.9 million in the prior year periods. The 5% and 26% increase over the third quarter and nine month period, respectively, resulted from the expansion of a number of major development programs, partially offset by credits representing reimbursement from the Company's NIST Grant. Due to the increase in sales, research and development expenses decreased as a percentage of revenue to 11.8% and 13.5% for the third quarter and nine months ended September 30, 1996, from 18.7% and 13.9% in the comparable 1995 periods. Research and development expenses for the third quarter and first nine months of 1996 were reduced by $449,000 and $1,443,000, respectively, of credits which represent reimbursement from the Company's NIST grant, compared to $506,000 and $1.1 million of credits in the comparable prior year periods. The third quarter and first nine months of 1996 also exclude $95,000 and $360,000, respectively, of capitalized software development costs, compared to $126,000 and $426,000 for the comparable prior year periods.

Sales and marketing. Sales and marketing expenses for the third quarter and first nine months of 1996 were $3.6 and $11.1 million, respectively, as compared to $3.4 and $10.2 million in the prior year periods. This increase is primarily the result of increased investment in sales and marketing efforts, increased headcount and greater commission expense associated with the increase in sales. As a percentage of sales, sales and marketing expenses decreased to 28.0% and 30.8% in the third quarter and first nine months of 1996 from 44.3% and 36.6% in the respective prior periods, primarily due to the increase in sales.

General and administrative. General and administrative expenses for the third quarter and first nine months of 1996 were $975,000 and $2.7 million, respectively, compared to $817,000 and $2.7 million in the comparable prior periods. The increase in the third quarter is primarily the result of increased legal costs, primarily for patent issues. General and administrative expenses, as a percentage of sales, decreased to 7.6% and 7.4% for the third quarter and first nine months of 1996 from 10.6% and 9.9% in the respective prior periods, primarily due to the increase in revenues.

Interest and other income, net. Interest and other income, net, decreased to $200,000 from $219,000 in the third quarters of 1996 and 1995, respectively, and to $599,000 from $736,000 in the nine-month periods of those years. These decreases resulted primarily from the effects of lower average investment balances, offset by slightly higher interest rates.

Provision for income taxes. During the third quarter and first nine months of 1996, the Company recorded tax expense utilizing an annual effective tax rate of 10.0%. The low tax rate in 1996 is attributable to usage of net operating loss carryovers and consist of state and federal Alternative Minimum Taxes and foreign taxes. The tax expense in 1995 consists of state and federal Alternative Minimum Taxes and usage of net operating loss carryovers.

Earnings/(Loss) per share. The Company reported earnings per share of $.10 and $.19, respectively, in the third quarter and first nine months of 1996, compared to losses per share of $.15 and $.10 in the comparable periods of 1995. This improvement is due primarily to the increase in revenue and gross margins. Weighted average shares outstanding used in computing earnings per share were
10.6 and 10.7 million shares for the third quarter and first nine months of 1996 as compared to 10.1 million shares for both of the comparable periods in 1995, due to the consideration of dilutive common stock equivalents in the profitable 1996 periods, shares issued under the Company's Employee Stock Purchase Plan, and the exercise of stock options, partially offset by the repurchase of shares under the stock repurchase program during the third quarter of 1996.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company believes that results of operations in any quarterly period may be impacted by factors such as the effect of announcements of new competitive products, delays in the introduction or shipment of new products, increased competition, inability of the Company to maintain grant funding to adequately support development programs, adverse changes in economic conditions in any of the countries in which the Company does business, a slower growth rate in the Company's target markets, difficulty in acquiring critical product components of acceptable quality and in required quantity, order deferrals in anticipation of new product releases, changes in the Company's product mix, legal expenses, lack of market acceptance of new products, or reduction or delay of government and private sector funding of research activities. Also, with a significant portion of net sales and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies such as those that have occurred in the past could affect the Company's results of operations and financial condition in a particular quarter. In addition, availability of funds under the Company's ATP grant for the years after January, 1997 is contingent upon annual Congressional approval. Should funding of the ATP not be approved in years after January 1997, this would have a material adverse effect on the Company's research and development efforts and its business, financial condition and results of operations. There can be no assurance that the Company will be able to grow in future periods or continue profitability on a quarterly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of September 30, 1996 was $30.1 million, compared to $28.6 million at December 31, 1995.

     The Company's principal commitments at September 30, 1996 consisted of obligations under operating leases for facilities and equipment. Long term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies or businesses complementary to the Company's business. The Company believes its cash, short-term investments, and cash flows from operating activities will be sufficient to satisfy its working capital requirements for the foreseeable future.

PART II.          OTHER INFORMATION

         Item 6:  Exhibits and Reports on Form 8-K

              (a) Exhibit 11.1 - Statement re Computation of Net Income (Loss)
                  Per Share

                  Exhibit 27.1 - Financial Data Schedule

              (b) There were no reports on Form 8-K during the quarter ended
                  September 30, 1996.

                            MOLECULAR DYNAMICS, INC.

                                   SIGNATURES




Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MOLECULAR DYNAMICS, INC.
                                              (Registrant)

Date: November 7, 1996             By: /s/ Jay Flatley
      ----------------                 ---------------------------
                                           Jay Flatley
                                           President, Chief Executive
                                           Officer & Chief Financial Officer




                                   By: /s/ Lynne Wagoner
                                       ---------------------------
                                           Lynne Wagoner
                                           Director of Finance
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibits                           Description

 11.1            Statement re Computation of Net Income (Loss) Per Share

 27.1            Financial Data Schedule