Form 10-K405/A
period 1995-12-31
MOLECULAR DYNAMICS INC
filed 1997-01-14
CIK 885263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-K/A-2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1995, or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                     For the Transition period from _____ to _________.

                         Commission file number: 0-19955

                            MOLECULAR DYNAMICS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                    94-3050031
(State or other jurisdiction of incorporation or       (I.R.S. Employer
             organization)                             Identification No.)


                             928 East Arques Avenue
                           Sunnyvale, California 94086
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 773-1222

                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share

                       ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 22, 1996, was approximately $41,916,942 (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Stock Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director (and affiliate thereof) and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 22, 1996, approximately 10,161,688 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Molecular Dynamics, Inc. Proxy Statement for the 1996 Annual Meeting of Stockholders held on May 22, 1996.

         The undersigned Registrant hereby amends Part I, Item 3 of its Annual Report on Form 10-K as previously amended by its Annual Report on Form 10K/A for the fiscal year ended December 31, 1995, as set forth below:

PART I.

Item 3:  Legal Proceedings

         Molecular Dynamics, Inc. (the "Company") entered into a settlement agreement dated March 20, 1996 with Meridian Instruments, Inc. ("Meridian") with respect to the litigation initiated by the Company at the United States District Court for the Northern District of California on December 14, 1994, Molecular Dynamics, Inc. v. Meridian Instruments, Inc., Civil Action No. C 94-4292 SAW
(JSB) ENE, alleging that Meridian is infringing U.S. Patent Re. 34,214 relating to three-dimensional images generated from confocal microscope systems. The settlement provides for a mutual release of all claims and counterclaims in the suit between the parties and dismissal of the case, a grant to Meridian of a non-exclusive license under U.S. Patent Re. 34,214 and related patents and a grant of certain rights to shares of Meridian stock ("Shares"). The Company does not believe that disclosure of the amount or the attributed value of the Shares would be meaningful since Meridian is a private company and there is no current public market for the Shares. In addition, the Company cannot exercise any rights relating to the Shares until certain conditions are met. The Company accounted for the Shares on a cost basis and their attributed value is immaterial. As of this date, Meridian has paid no dividend on the Shares, nor does the Company anticipate that Meridian will pay a dividend on the Shares in the foreseeable future.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California on this 10th day of January, 1997.

                             MOLECULAR DYNAMICS, INC.

                             By: /s/ JAY FLATLEY
                                 ------------------
                                 Jay Flatley
                                 President, Chief Executive Officer,
                                 Chief Operating Officer, Acting Chief Financial Officer and Member of the Board of Directors