Form 10-Q/A
period 1996-06-30
MOLECULAR DYNAMICS INC
filed 1997-01-14
CIK 885263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


|X| AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
         __________.

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


                                                      |X| Yes          | |  No
         As of July 28, 1996, 10,208,356 shares of Common Stock of the Registrant were outstanding.

                  The Undersigned Registrant hereby amends Part II, Items 1 and 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as set forth below:


PART II. OTHER INFORMATION

Item 1:  Legal Proceedings.

         Molecular Dynamics, Inc. (the "Company") entered into a settlement agreement dated March 20, 1996 with Meridian Instruments, Inc. ("Meridian") with respect to the litigation initiated by the Company at the United States District Court for the Northern District of California on December 14, 1994, Molecular Dynamics, Inc. v. Meridian Instruments, Inc., Civil Action No. C 94-4292 SAW
(JSB) ENE, alleging that Meridian is infringing United States Patent Re. 34,214 ("Patent 34,214") relating to three-dimensional images generated from confocal microscope systems. The settlement provides for a mutual release of all claims and counterclaims in the suit between the parties and dismissal of the case, a grant to Meridian of a non-exclusive license under Patent 34,214 and related patents and a grant of certain rights to shares of Meridian stock ("Shares"). The Company does not believe that disclosure of the amount or the attributed value of the Shares would be meaningful since Meridian is a private company and there is no current public market for the Shares. In addition, the Company cannot exercise any rights relating to the Shares until certain conditions are met. The Company accounted for the Shares on a cost basis and their attributed value is immaterial. As of this date, Meridian has paid no dividend on the Shares, nor does the Company anticipate that Meridian will pay a dividend on the Shares in the foreseeable future.

         On April 11, 1996, the Company filed a complaint against Leica, Inc. for patent infringement in the United States District Court for the Northern District of California, Molecular Dynamics, Inc. v. Leica Inc., Civil Action No. C 96-20280 RMW (PVT). The complaint seeks injunctive relief and damages for the infringement of Patent 34,214. The Company seeks its lost profits due to the defendants' infringement of the patent, and a permanent injunction to stop the infringing acts.

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.38 - Settlement Agreement by and between Molecular Dynamics, Inc. and Meridian Instruments, Inc., dated as of March 20, 1996.

         (b)      Exhibit 11.1 - Statement re Computation of Earnings Per Share

         (c) There were no reports on Form 8-K during the quarter ended June 30, 1996.

                                  EXHIBIT INDEX



      Exhibit No.                    Document

         10.38*      Settlement Agreement by and between Molecular Dynamics,
                      Inc. and Meridian Instruments, Inc., dated as of March 20, 1996.

         11.1(1)     Statement re Computation of Earnings Per Share

         -------
         "*" on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.


         (1) Incorporated by reference from an identically numbered exhibit filed with the Company's Quarterly Report on Form 10-Q (File No. 0-19955) filed with the Securities and Exchange Commission on August 13, 1996

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Sunnyvale, California on this 10th day of January, 1997.


                                    MOLECULAR DYNAMICS, INC.



                                    By:     /s/ JAY FLATLEY
                                            -----------------------------------
                                            Jay Flatley
                                            President, Chief Executive Officer,
                                            Chief Operating Officer, Acting
                                            Chief Financial Officer and Member
                                            of the Board of Directors