Form 10-K
period 1996-12-29
MOLECULAR DYNAMICS INC
filed 1997-03-28
CIK 885263

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ___________

Commission File Number 0-19955

                            MOLECULAR DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3050031
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                             928 East Arques Avenue
                           Sunnyvale, California 94086
          (Address of Principal Executive Offices, including Zip Code)

Registrant's telephone number, including area code:  (408) 773-1222

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered

       None                                                        None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      [X]              No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of March 18, 1997 was approximately $109,314,328 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                  On March 18, 1997, approximately 10,124,914 shares of Common Stock, $.01 par value, were outstanding.

                  Documents Incorporated by Reference

                  Designated portions of the following documents are incorporated by reference into this Annual Report on Form 10-K where indicated:

                  Molecular Dynamics, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 22, 1997, Part III.

                                     PART I


ITEM 1.  BUSINESS.

                  Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results."

OVERVIEW

                  Molecular Dynamics*/ is a leading developer, manufacturer and international marketer of systems that accelerate genetic discovery and analysis. The Company markets a family of systems that significantly enhance the ability of scientists to visualize, quantify and analyze genetic information. These instrument systems improve the productivity of the life science researcher by making widely used biotechnology research procedures automatic and quantitative. The Company believes the dramatic increases in analytical sensitivity and speed provided by its products enable advances in life science research that would not otherwise be possible.

                  The Company markets its products worldwide to universities, government research laboratories, and biotechnology, pharmaceutical, genomics and chemical companies. It provides direct sales, service and support of its products in the United States, the United Kingdom, Germany, France, Japan, Canada and Australia and through exclusive distributors in other countries. Molecular Dynamics has shipped more than 3,000 instrument systems to customers in 43 countries.

                  The Company was incorporated in Delaware on March 10, 1992 to succeed to the business of a California corporation named "Molecular Dynamics" which was incorporated on July 2, 1987. This reincorporation was consummated in April 1992. References to "Molecular Dynamics" and the "Company" refer to Molecular Dynamics, Inc., including its California predecessor, and its subsidiaries.


SCIENTIFIC BACKGROUND

General

                  During the 1970's and 1980's, life science research evolved rapidly as a result of new techniques and discoveries that enabled scientists to attack biological problems at the molecular level. Over the past ten years, molecular biology research has produced many important breakthroughs in our understanding and treatment of cancer, heart disease and

--------
*/ Trademarks of Molecular Dynamics, Inc. and other companies are included herein.

genetic disorders such as muscular dystrophy and cystic fibrosis. The new methods of genetic analysis are also being used to improve the productivity and disease resistance of crops and livestock. The continued development of innovative techniques for identification and analysis of genes and proteins has fueled the rapid progress of biotechnology research.

                  In order to remain competitive in life science research, whether in the academic or commercial setting, scientists require advanced instrumentation that enables efficient use of these powerful new molecular techniques. Although most of these techniques began as labor-intensive manual procedures, increased competition among academic and commercial research groups and overall increases in the number of laboratory experiments have resulted in scientists seeking more efficient methods for conducting and analyzing experiments.

                  In molecular biology, almost all experiments result in a complex mixture of DNA or proteins that require separation so that individual molecules may be identified and analyzed. The separations are generally accomplished by electrophoresis, a process that results in a two-dimensional array of macromolecules containing information about their size, amount and identity. Traditionally, the electrophoresis pattern was made visible by staining or imaging on film. The isolated molecules were then analyzed by simple inspection and manual measurement, methods that were tedious, inefficient and often non-quantitative. It is now common for the visualization and analysis of electrophoretic separations to be the bottleneck that limits the rate of research progress in a molecular biology lab.

                  Visualization and quantitative analysis are also major challenges in cell biology. Researchers require more efficient and accurate means of analyzing image data. Increasingly, they seek to use modern computer technology to store digital images and provide quantitative analysis of the resulting data. Many experiments in cell biology have been restricted or not attempted due to limitations in the ability of conventional instruments to provide adequate visual and quantitative information.

                  Both academic and commercial life science laboratories operate in highly competitive environments, where efficient data acquisition and analysis are crucial to success. Research organizations and government regulatory agencies, such as the Food and Drug Administration, are demanding increasingly accurate and quantitative analyses. The Company believes that its current and future products are well positioned to serve the growing and evolving needs of researchers in these areas.

Genomics

                  The plan to sequence the entire human genome, conceived in the late 1980's, has spawned a genomics revolution whose scope and impact will probably be greater than generally anticipated at that time. The visionaries who founded the early genomics companies believed that sequencing the human genome is the beginning of a fundamental change in biological understanding that will alter disease diagnostics, pharmaceutical discovery and development, and the very nature of medical practice.

                  The pharmaceutical industry appears to have embraced the promise of the genomics revolution. From the investment by SmithKline Beecham in Human Genome Sciences in 1992, the largest pharmaceutical companies now have research agreements with or have made significant investments in leading genomics companies.


PRODUCTS AND SYSTEMS

                  Molecular Dynamics was founded to develop a new generation of instrumentation that automates existing procedures and enables new analytical techniques in molecular and cell biology research. The Company's major product family, its gel-scanning products, use lasers to image and analyze electrophoresis gels and other two dimensional arrays. Applications in cell biology are addressed by the Company's confocal microscopy software and a microplate reader which was introduced in 1996.

                  Molecular Dynamics' core business has been focused on the acquisition and analysis of image data from electrophoretic separations and membrane blots using various detection methods, including radioactivity and fluorescence. Radioactivity as a method of detection is decreasing because of handling hazards and waste disposal problems, whereas fluorescence is growing rapidly. For several years, Molecular Dynamics has had a strategic focus on the emerging fluorescence opportunity that offers the potential for an annuity revenue source in the form of consumable reagents.

                  The Company has historically targeted its products to meet the needs of more than 50,000 research groups worldwide engaged in life science research. These groups include academic institutions, government laboratories, private foundations and biotechnology, pharmaceutical and chemical companies. These groups are estimated to have spent approximately $1 billion in 1996 on bioanalytical instrumentation, including liquid chromatography, gel electrophoresis, sequencing, synthesis, confocal microscopy, and microplate detection. The need to maximize productivity influences the researcher's allocation of capital funds among this instrumentation. The Company's products currently address the portion of this market relating to gel electrophoresis and, to a lesser extent, confocal microscopy and microplate detection.

                  Over the next several years, the Company expects to adapt its technology to develop systems that accelerate the expansion of molecular biology techniques from research to commercial applications. These markets, which include pharmaceuticals, genomics, forensics, agriculture and clinical diagnostics, are characterized by the need for high throughput analysis and complete analytical solutions requiring a combination of automated instrumentation, reagent chemistry kits and optimized application software.

                  The Company's gel scanning products employ several detection techniques to analyze data from gel electrophoresis and other two-dimensional molecular arrays. Currently, these products are the Personal Densitometer(TM) SI, the PhosphorImager(TM) SI, the Storm(TM) 820, 840, and 860, the FluorImager(TM) SI, and the FluorImager 595. The BioLumin(TM) 960 enables high-sensitivity imaging of 96-well microplates. The Company's confocal microscopes enable high resolution, three-dimensional imaging of cells and other biological specimens.

Proprietary software for image analysis and data reduction is included with each product. Sales of gel scanning products accounted for approximately 92%, 87% and 91% of instrument sales in 1996, 1995 and 1994, respectively. Sales of array scanners and other products accounted for the remaining 8%, 13% and 9% of instrument sales in 1996, 1995 and 1994, respectively.

Gel Scanning Products            Visualization Technique
---------------------            -----------------------

Personal Densitometer SI         Staining, Radioactivity, Chemiluminescence

PhosphorImager SI                Radioactivity

Storm 860                        Fluorescence, Radioactivity, Chemifluorescence

Storm 840                        Chemifluorescence, Radioactivity

Storm 820                        Radioactivity

FluorImager SI                   Fluorescence, Chemifluorescence

FluorImager 595                  Fluorescence, Chemifluorescence

Microplate Products
-------------------

BioLumin 960                     Fluorescence, absorption


GEL SCANNING PRODUCT FAMILY

Background

                  Gel electrophoresis is the most widely used technique for the separation and analysis of biologically important macromolecules such as proteins and DNA. Because of its versatility in separating molecules of vastly different sizes, virtually every molecular biology laboratory uses gel electrophoresis as one of its primary analytical techniques. Electrophoresis is the fundamental technology for DNA sequencing, gene mapping, DNA fingerprinting and one- or two-dimensional protein separation. Electrophoresis is usually performed in a porous matrix, or gel, which acts as a support for several samples which are then separated in parallel. Using this technique, charged molecules in solution separate by size as they migrate in an electric field.

                  Molecular Dynamics' core business has been focused on the acquisition and analysis of image data from electrophoretic separations and membrane blots using various detection methods, including radioactivity and fluorescence. Radioactivity as a method of detection is decreasing because of handling hazards and waste disposal problems, whereas fluorescence is growing rapidly. For several years, Molecular Dynamics has had a strategic focus on the emerging fluorescence opportunity that offers the potential for an additional revenue source in the form of consumable reagents.

PhosphorImager

                  The Company's PhosphorImager systems and associated storage phosphor screens have accounted for more than half of the Company's total sales since introduction in 1989. The PhosphorImager replaces the use of film and densitometry in traditional autoradiographic analysis by scanning a storage phosphor screen. The screen is used instead of X-ray film to record the position of radioactive macromolecules in an electrophoresis gel or blot. Storage phosphor screens are highly sensitive to the types of radiation emitted by materials used in life science research. A storage phosphor screen is exposed to a gel or blot containing radioactive samples in a cassette outside of the PhosphorImager and stores the radiation energy from the gel. The PhosphorImager scans the screen with a laser beam, and accurately quantifies the radioactive energy emitted from the original sample.

                  The Company introduced the PhosphorImager SI in January 1994. Its networking and SCSI interface features allow researchers to share data electronically and to control other devices from one workstation. The PhosphorImager SI works with both Apple Macintosh and Intel-based computers. The selling price ranges from $30,000 to $50,000. The Company believes that price and performance makes it attractive to its target customers.

                  The Storm systems, which began shipping in the third quarter of 1995, were designed to incorporate two non-radioactive detection systems as well as the radioactive system used in the PhosphorImagers. These instruments give customers the ability to move to fluorescent analysis methods without giving up popular radioisotope techniques. In addition, the instruments feature redesigned mechanical and electro-optical components which reduce cost and improve performance.

                  Storm 820 provides storage phosphor autoradiography only, and sells for between $55,000 to $70,000, depending on options and accessories. It can be upgraded in the field to a Storm 840 by adding chemifluorescence and blue fluorescence capability.

                  Storm 840 combines storage phosphor technology with the nonradioactive fluorescent labeling techniques of chemifluorescence and direct blue excited fluorescence. Storm 840 sells for $65,000 to $80,000, depending on options and accessories. It can be upgraded in the field to a Storm 860 by adding red fluorescence capability.

                  Storm 860 incorporates storage phosphor technology with the nonradioactive fluorescent labeling techniques of chemifluorescence and direct red and blue excited fluorescence. Storm 860 sells for $70,000 to $90,000, depending on options and accessories.

FluorImager and Associated Consumables

                  The Company began shipping the first product in its fluorescence gel scanning product line in the third quarter of 1993. As a general purpose fluorescent gel scanning system, the FluorImager SI is designed to detect fluorescent labels as an alternative to radioactive labeling. Use of fluorescence chemistry complements and in some cases substitutes for the use of radioactive labels, particularly in cases where safety and radioactive disposal are major concerns. The Company believes, however, that radioactivity will continue to be widely used, particularly where metabolic processes are under study. Since the FluorImager SI is designed to scan the results of a complete experiment in less than three minutes, many researchers may conduct their experiments in parallel and rapidly analyze them using the FluorImager SI. The selling price of the FluorImager SI ranges from $70,000 to $95,000, depending on options and accessories. Its networking and SCSI interface features allow researchers to share data electronically and to control other devices from one workstation, and it operates on multiple computer platforms.

                  In the third quarter of 1996, the Company began shipping the FluorImager 595. The system's dual-line laser offers two-color imaging of samples and standards in a single lane, which improves accuracy and throughput. This multiple-color version of the FluorImager runs tests which are targeted at human identity applications. The FluorImager 595 sells for $80,000 to $100,000 depending on options and accessories.

Densitometers

                  A densitometer measures optical density by determining the amount of light absorbed by a film or stained gel. The optical density of the bands on the film or stain in the gel is a measure of the quantity of the macromolecules under study. The Company introduced the Personal Densitometer SI in January 1994. The Personal Densitometer SI uses a laser light source and a proprietary optical system to capture a two-dimensional image of a stained gel or a film exposed by autoradiography or chemiluminescence. With a price range of $20,000 to $25,000, a small footprint and built-in networking capability, the Personal Densitometer SI is designed specifically for the individual researcher or small research group. The Personal Densitometer SI makes it possible for laboratories to use either Apple Macintosh(R) or Intel(TM)-based computers to analyze samples and control the instruments. The networking and SCSI interface features allow researchers to share data electronically and to control other devices from one workstation, and the instrument operates on multiple computer platforms.

MICROPLATE PRODUCT FAMILY

Background

                  Microplates are used for high-throughput assays in biomedical and pharmaceutical research. A microplate is a multiple-well cassette that allows the parallel processing of large numbers of small volume samples in a standardized format. They have largely replaced test tubes and cuvettes for most life science applications.

                  Microplates are used for immunoassays, which allow the measurement of small concentrations of biological molecules, receptor binding assays, and cell-based assays, which measure the effects of compounds on cell viability and toxicity. These types of assays are used in the pharmaceutical industry for screening potential drugs. In addition, microplates have been gaining wider acceptance for molecular biology applications such as DNA/RNA quantitation and probe-based genetic analysis.

                  Microplate readers allow the researcher to detect and quantify samples directly in the microplate. The most commonly used detection method is absorbance. In this technique transmitted light is measured after passing through the sample. The decrease in transmitted light is used to calculate the amount of compound of interest. The most rapidly growing detection method is fluorescence. Fluorescence detection is extremely sensitive and allows the investigator to quantify several different compounds of interest in the same sample.

BioLumin 960

                  The BioLumin(TM) 960 microplate reader, introduced in December 1995, is an addition to the Company's fluorescence detection instrument line. The Company believes the BioLumin 960 was the first commercial microplate reader that combines absorbance and fluorescence detection in a single instrument. The new system is the first commercial product resulting from Molecular Dynamics' acquisition of technology and assets from BioLumin Corporation in 1995. The BioLumin 960 works with the BioTrak(TM) series of microplate assays reagents from Amersham International plc, as well as other off-the-shelf reagents and protocols. Xperiment(TM) Analytical Software for Macintosh(R) controls the system and allows even novice users to design sophisticated multiparameter experiments.

                  The Company began shipping the BioLumin 960 in the first half of 1996. The selling price of the BioLumin 960 ranges from $33,000 to $40,000 depending on options and accessories.


PROPRIETARY SOFTWARE PRODUCTS

                  The Company has invested significant resources in the development of its proprietary software, ImageQuaNT(TM) for data analysis and ImageSpace for confocal microscopy imaging. ImageQuaNT and ImageSpace provide comprehensive image quantitation capabilities distinguished by an easy-to-use graphical interface and a portfolio of analysis tools tailored to the needs of the life scientist.

SALES AND MARKETING

                  Molecular Dynamics has made a substantial investment to build a direct sales, service and technical support organization. Because the Company's products are technically sophisticated and buyers are often Ph.D. level researchers, scientifically qualified and highly trained sales personnel are required. Virtually all of the Company's sales personnel have degrees in the life sciences and have substantial experience in selling premium instrumentation. The Company's marketing activities include product advertising and application notes where appropriate, and participation in trade shows and product seminars.

                  The Company has 103 direct sales, marketing and service personnel, supported by an in-house staff of application specialists. U.S. sales, marketing and service are handled by 72 individuals located throughout the country. In Europe and the Pacific Rim, the Company has 31 direct sales, marketing and service personnel and 30 distributors. The Company moved its European headquarters from the United Kingdom to the Netherlands in 1995. This headquarters is responsible for support for the Company's subsidiaries in the UK, Germany and France. The Netherlands subsidiary also selects and supports independent distributors throughout Europe and in the Middle East. Sales in the Pacific Rim and elsewhere are managed from the Company's Sunnyvale, California headquarters. The Company's wholly-owned subsidiary in Japan provides direct sales and support of its products in that country. Additionally, the Company sells through a wholly owned subsidiary in Australia, and operates through specialized distributors in India, Taiwan, Korea, China, New Zealand, Mexico and Hong Kong. Approximately $21,588,000, $19,224,000 and $12,914,000, or 44%, 49%
and 38% of the Company's sales in 1996, 1995 and 1994, respectively, were to markets outside the United States. Foreign sales are denominated in both U.S. dollars and local currencies, and it is the Company's policy to hedge accounts receivable denominated in foreign currencies which result from foreign sales. The Company periodically reviews international prices for its products and makes appropriate adjustments to account for currency fluctuations.


MANUFACTURING

                  The Company manufactures its own components and subassemblies only where it believes significant value can be added. Accordingly, the Company focuses primarily on assembly of precision optical components and final assembly and test of components and assemblies made by outside vendors to the Company's specifications. The Company's products are assembled from numerous components based on a wide variety of technologies, including laser optics, computers, printed circuit boards and software. Cost savings in manufacturing are achieved through use of the same components in multiple instruments. The Company believes its current manufacturing facilities are sufficient to support its expected level of operations through 1997.

                  Certain components used in the Company's products, including the storage phosphor screens used with the PhosphorImager, are currently purchased from single sources. The storage phosphor screens are manufactured by Eastman Kodak Company (Kodak). Although such screens are available commercially from Kodak, the Company believes that the Company and Kodak, which uses the screens for medical imaging applications, are the only significant customers. Any disruption or delay in the supply of screens by Kodak would have a material adverse effect on the Company. Additional components, such as computers, lasers, optical elements and galvanometers are currently purchased in configurations specific to and integrated into the Company's products. While the Company believes that most of the components used in its products are available from alternate sources, any unanticipated interruption of the supply of these additional components or other supplies could require the Company to redesign its products.

                  The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of order receipt. As a result, the Company does not generally carry a substantial backlog, and the amount of backlog at any particular date is generally not indicative of its future level of sales. The amount of backlog and the timing of shipment of products is subject to variation, especially in connection with the introduction of new products, such as occurred with the introduction of the company's Storm product in 1995. In addition, delivery of components of unacceptable quality could delay shipment of the Company's products, or result in returns of products incorporating such components by customers, which could have a material adverse effect on the Company's business, financial condition or results of operations. Products are typically warranted for one year. At the end of that period, the Company offers additional warranty coverage. Service on out-of-warranty instruments is invoiced on the basis of parts, labor and travel. The Company's products are not subject to regulation by the U.S. Food and Drug Administration; however, the products are subject to Department of Commerce export controls and the European Union's unified import regulations. The Company has experienced no material difficulties in obtaining necessary export licenses to date.

PRODUCT DEVELOPMENT

                  The Company pursues active development programs in the areas of new detection techniques, optical and electronic systems and computer software.

                  In the fourth quarter of 1994, as part of a consortium led by Affymetrix, Inc., the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology (NIST). The two companies collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The Company has received notification from NIST that funding has been authorized for the remaining term of the grant, which ends January 2000. The two companies will receive up to $31 million in matching funds, to be divided 33% to the Company and 67% to Affymetrix, over the five years beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. The additional funding is allowing the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In 1996 and 1995, the Company recognized credits to its expenses of approximately $1.9 and $1.5 million, and reduced its capitalized software by $337,000 and $134,000, respectively, representing support from the grant.

                  The Company engages in several product development programs simultaneously, and prioritizes these programs to take advantage of the most significant market opportunities. Accordingly, the Company may change its product development schedule to accelerate the introduction of products for which it perceives a higher market demand and delay products currently under development. Research and development expenses were approximately $6,628,000, $5,533,000 and $4,953,000 during 1996, 1995 and 1994, respectively, including a reduction in expenses of $1,945,000 and $1,531,000 in 1996 and 1995, representing support from the Company's NIST grant. Expenses also exclude $456,000, $514,000 and $443,000 of capitalized software costs in 1996, 1995 and 1994, respectively, after considering credits to capitalized software of $337,000, $134,000 and zero in 1996, 1995 and 1994, respectively, representing support from the NIST grant. The Company's development staff consisted of 67 persons on December 31, 1996.

                  In November, 1996, the Company entered into an agreement with SmithKline Beecham (SKB) for early access to the Company's technology for fluorescence analysis of DNA in microarrays. Under the terms of this agreement, SKB will provide capital in exchange for delivery of various generations of pre-production systems, and a period of exclusive access to the Company's technology. At the end of 1996, Molecular delivered the first system to SKB, and SKB delivered a portion of its total cash commitment to the Company. In conjunction with the life science business of Amersham International, the Company intends to pursue similar collaborations with pharmaceutical and biotechnology companies and researchers who have need of this technology and the ability to fund its development prior to its release to the general market.

PATENTS AND PROPRIETARY RIGHTS

                  The Company holds patents on the utilization of 3-D reconstruction techniques of confocal images issued in the United States and Canada, and one pending in Japan. The Company has informed other suppliers of competitive confocal laser scanning microscopes that it believes they are violating Molecular Dynamics' U.S. patent. The Company currently has two licensees. In April, 1996, the Company filed suit against Leica, Inc., one of several companies which the Company believes are infringing its U.S. patent. This suit is currently on-going and may result in future legal expenses for the Company.

                  The Company's patent portfolio includes ten granted U.S. patents, eight U.S. patent applications on file, three granted foreign patents, and ten foreign patent applications on file. The Company actively seeks, where appropriate, intellectual property protection for its products and proprietary information by means of United States and foreign patents and trademarks. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information and products.

                  The Company is a party to an agreement with Fuji Photo Film Co., Ltd. ("Fuji"), pursuant to which the Company received a license to certain patents held by Fuji that affect the Company's PhosphorImager product line. In addition, the Company obtained a nonexclusive license to certain patents for all markets outside Japan in exchange for an ongoing royalty on the sales price of all current and future products using certain storage phosphor technology.

                  The Company also relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or proprietary nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

                  In December 1994, the Company entered into an agreement with BioLumin, in order to allow it to pursue the development of technology possessed by BioLumin. Under the terms of this agreement, the Company acquired an option for $1 million, to purchase BioLumin's technology and assets under certain conditions. The Company exercised this option in 1995, and paid an additional amount of $1.1 million. The total amount was recorded as acquired in-process research and development for the year ended December 31, 1995. The agreement with BioLumin also provides for royalty payments to be made by the Company on sales of the product. In 1996, the Company recorded an immaterial amount for these royalties.

                  The Company has entered into two exclusive license agreements for two patents with the University of California at Berkeley pursuant to which it acquired certain rights to design, manufacture and sell products based on technology relating to confocal fluorescence gel scanning. The Company will pay a royalty under these licenses based on sales of products incorporating the licensed technology. The first patent covered by this agreement was issued in February 1992 and the second was issued in December 1993. Because the technology was developed in part through the use of federal government funds, the Company's licenses of such patent rights may be subject to certain rights of the United States governmental agencies to use the technology.

                  The Company is a party to an agreement with Dr. Bala S. Manian, a co-founder of the Company, pursuant to which it received certain licenses to technology developed by Dr. Manian.

COMPETITION

                  The market for the Company's products is generally highly competitive, and Molecular Dynamics expects competition to increase. The Company competes with many other instrumentation companies for the researcher's allocation of capital funds, including those which do not manufacture gel scanning or confocal microscope products directly competitive with those of the Company. Many of these companies have significantly greater research and development, marketing and financial resources than the Company, and therefore represent significant competition. The Company believes that the primary competitive factors in the market for the Company's products are breadth of applications, ease of use, productivity, quantitative accuracy and price.

                  The Company's densitometer products compete with products offered by Procordia Pharmacia AB, Millipore Corporation, Bio-Rad Laboratories (Bio-Rad), and Shimadzu Scientific Instruments, Inc., among others. The Company believes that it competes favorably with respect to the factors listed above. In addition, many small companies offer inexpensive document scanners and camera systems with custom image analysis software for customers who require a lower level of quantitative accuracy than provided by the Company's products.

                  Until early 1994, the Company's direct competition for the PhosphorImager was relatively limited. Fuji offers a product competitive to the Company's PhosphorImager SI and Storm. Pursuant to a licensing agreement with Fuji, the Company does not sell the PhosphorImager or PhosphorImager SI in Japan, but has begun limited marketing of the Storm product. The Company believes that its products have certain advantages with respect to performance, additional imaging technologies, price and size of the system compared to the Fuji product. Bio-Rad has offered a competitive product since 1993. The Company believes that the PhosphorImager SI and Storm have certain advantages with respect to performance and additional imaging technologies compared to the Bio-Rad product. Each of these companies is substantially larger than the Company and there can be no assurance that the Company will be able to compete successfully against them.

                  The Company believes that the FluorImager was the first general purpose gel and blot scanning instrument that uses fluorescence as a detection technique. Market acceptance of the FluorImager depends upon the willingness of customers to shift from the use of radioactivity to fluorescence. The Company introduced the Storm product line in order to facilitate the shift to fluorescent detection while simultaneously providing detection of radioactivity. The Company is experiencing increased competition from Hitachi Instruments, Inc., which has introduced a fluorescence scanner featuring rapid multi-color scanning and a large scan area.

                  The Company's BioLumin 960 product competes with products offered by many manufacturers, including Perseptive Biosystems, Dynatech, BioTek and Molecular Devices. The Company believes that its product competes favorably with products of these companies due to the combination of fluorescence and absorbance detection methods in one instrument.

AGREEMENTS WITH AMERSHAM INTERNATIONAL PLC

                  In April 1994, the Company concluded a series of agreements with Amersham International plc whereby Molecular Dynamics would take responsibility for development and sales of certain instrumentation and Amersham would develop and sell associated reagents. Development costs and profits of these reagent and instrument sales will be shared between the two companies.

                  Amersham has acquired approximately one million shares of the Company's capital stock on the open market as part of this agreement.

HUMAN RESOURCES

                  As of December 29, 1996 the Company had 238 full time employees, of which 67 were in product development, 48 were in manufacturing, 103 were in sales and marketing and 20 were in administration. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.

ITEM 2.  PROPERTIES.

                  The Company leases approximately 83,000 square feet in Sunnyvale, California, under a lease expiring January 31, 2001. The Company sublets approximately 15,000 square feet of this space under a sublease expiring October, 1998. The Company also leases sales offices in the United Kingdom, Germany, France, Japan and Australia, and an administrative office in the Netherlands.

ITEM 3.  LEGAL PROCEEDINGS.

                  The Company owns a U.S. Patent No. 34,214, which relates to systems used for generating 3-D images from confocal microscopes. The Company asserted this patent against Meridian Instruments in a patent infringement suit filed on December 14, 1994 in federal district court, seeking damages and injunctive relief. Molecular Dynamics, Inc. v. Meridian Instruments, Inc., C94-4292 SAW. This suit was settled in March, 1996. The Company also asserted this patent against Leica, Inc. in a patent infringement suit filed on April 11, 1996 in federal district court, Northern California, Molecular Dynamics, Inc. v. Leica, Inc. C96-20280 RMW (PVT). This suit is currently on-going and may result in future legal expenses for the Company.

                  On November 18, 1996, the Company filed a complaint against a former employee and DenOptix, Inc. The complaint, filed in the California Superior Court for Santa Clara County, seeks damages and injunctive relief for breach of contract and unfair competition based upon improper use of the Company's information and property in developing a competing instrument. Molecular Dynamics, Inc. v. DenOptix, Inc. CV762 197. ). This suit is currently on-going and may result in future legal expenses for the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The current executive officers of the Company and their respective ages and positions are as follows:

Name                            Age            Position
----                            ---            --------
James M. Schlater               60             Chairman of the Board of Directors

Jay Flatley                     44             President, Chief Executive Officer, Chief Operating
                                               Officer, Chief Financial Officer and Director

David L. Barker                 55             Vice President, Scientific Development

Bud L. Bromley                  47             Sr. Vice President, Sales and Marketing

Bruce K. Leisz                  45             Vice President, Operations

                  Officers are elected by and serve at the discretion of the Board of Directors.

                  Mr. Schlater, a co-founder of the Company, has served as a director of the Company since September 1987, and was appointed Chairman of the Board of the Directors in August 1991. From August 1991 to July 1994, he served as Chief Executive Officer of the Company. From September 1987 to August 1991, he served as President and Chief Financial Officer. Prior to co-founding the Company, Mr. Schlater co-founded Applied Biosystems, Inc., a bioanalytical research instrumentation company, and served as a Senior Vice President responsible for sales and marketing from October 1981 to January 1987.

                  Mr. Flatley, a co-founder of the Company, joined the Company as Vice President of Operations in September 1987 and served in that position until January 1990, when he was appointed Senior Vice President and Chief Operating Officer. He was appointed President of the Company in August 1991 and Chief Executive Officer of the Company in July 1994. He has served as a member of the Company's Board of Directors since March 1992. Mr. Flatley holds a B.A. in Economics from Claremont Men's College and B.S. and M.S. degrees in Industrial Engineering from Stanford University.

                  Dr. Barker joined the Company as Director of Biochemical Research in February 1988 and was appointed Vice President, Scientific Development in March 1991. From May 1985 to January 1988, Dr. Barker was employed as Scientific Sales Consultant for Protein Databases, Inc., a protein separation and analysis company. Dr. Barker holds a B.S. in Chemistry from the California Institute of Technology and a Ph.D. in Biochemistry from

Brandeis University, and he was a Postdoctoral Research Fellow at Harvard Medical School from 1969 to 1971.

                  Mr. Bromley joined the Company in November 1995 as Sr. Vice President, Sales and Marketing. Prior to working for the Company, Mr. Bromley held a variety of positions with Hewlett-Packard (HP) in the Chemical Analysis Group. From November 1994, Mr. Bromley was the Manager of Information Architecture, HP Chemical Analysis Group Sales and Marketing. From July 1993 to November 1994 he was Worldwide Bioscience Sales and Marketing Manager. From November 1988 to July 1993 he was Global Accounts Marketing Manager, Chemical Analysis Group. Mr. Bromley holds a B.S. in Natural Sciences with a Chemistry concentration from Mercer University.

                  Mr. Leisz joined the Company in February 1988 as Director of Manufacturing and was appointed Vice President, Manufacturing in January 1990. In February 1995, Mr. Leisz was appointed Vice President of Operations. From April 1983 to February 1988, Mr. Leisz served as Vice President, Manufacturing of Ridge Computers, a manufacturer of RISC-based computers. Mr. Leisz holds a B.S. in Mechanical Engineering and an M.B.A. from the University of California at Berkeley.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  Since February 5, 1993, the Company's common stock, par value $.01 has been traded on the Nasdaq National Market under the symbol MDYN. The following table sets forth the high and low closing sales price on the National Market system for fiscal years 1995 and 1996. The approximate number of record holders of the Company's common stock as of March 18, 1997 was 136.

                                                  High               Low
                                                  ----               ---

1st Quarter 1995                                  6.75               5.38
2nd Quarter 1995                                  8.00               5.50
3rd Quarter 1995                                  9.63               6.75
4th Quarter 1995                                  7.63               4.88

1st Quarter 1996                                  8.00               5.50
2nd Quarter 1996                                  8.75               4.86
3rd Quarter 1996                                  7.63               5.25
4th Quarter 1996                                 14.63               7.38


DIVIDEND POLICY

                  The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6            SELECTED FINANCIAL DATA.


                                                                  Years Ended December 31,
                                             ----------------------------------------------------------------------
                                               1996           1995            1994            1993           1992
                                               ----           ----            ----            ----           ----
                                                          (In thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Sales and other revenue                      $ 49,378       $ 38,938        $ 33,860        $ 38,084       $ 28,171
Cost of sales and other revenue                21,471         17,532          15,919          16,684         11,916
                                             --------       --------        --------        --------       --------
Gross margin                                   27,907         21,406          17,941          21,400         16,255
                                             --------       --------        --------        --------       --------
Operating expenses:
   Research and development                     6,628          5,533           4,953           4,025          3,802
   Sales and marketing                         14,662         14,017          12,463          10,828          8,516
   General and administrative                   3,723          3,728           3,642           2,399          1,874
   Acquired in-process research and
     development                                   --          2,082              --              --             --
   Litigation settlement                           --             --           1,975              --             --
                                             --------       --------        --------        --------       --------
Operating income (loss)                         2,894         (3,954)         (5,092)          4,148          2,063
Interest income                                   844            918           1,032             898             75
Other income                                       49             69              72              49             16
                                             --------       --------        --------        --------       --------
Income (loss) before income taxes               3,787         (2,967)         (3,988)          5,095          2,154
Income taxes                                      379             20             716           1,119            217
                                             --------       --------        --------        --------       --------
Net income (loss)                            $  3,408       $ (2,987)       $ (4,704)       $  3,976       $  1,937
                                             ========       ========        ========        ========       ========
Earnings (loss) per share                    $    .32       $   (.30)       $   (.47)       $    .39       $    .26
                                             ========       ========        ========        ========       ========
Shares used to compute earnings (loss)
   per share                                   10,725         10,095          10,056          10,295          7,536
                                             ========       ========        ========        ========       ========


                                                                        December 31,
                                              -----------------------------------------------------------------
                                                  1996          1995         1994         1993         1992
                                                  ----          ----         ----         ----         ----

BALANCE SHEET DATA:
Working capital                                  $27,889       $28,568      $30,237      $36,707      $13,875
Total assets                                      46,043        42,745       45,067       47,032       20,720
Stockholders' equity                              33,514        33,645       36,454       41,418       17,037

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements contained herein.

                  Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below. See "Factors that May Affect Future Results".

RESULTS OF OPERATIONS

                  The following table sets forth the percentage of sales and other revenue for certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                         Year Ended December 31,
                                                             -----------------------------------------------
                                                                 1996            1995            1994
                                                                 ----            ----            ----

Sales and other revenue                                           100.0%         100.0%          100.0%
Gross margin                                                       56.5           55.0            53.0
   Research and development                                        13.4           14.2            14.6
   Sales and marketing                                             29.7           36.0            36.8
   General and administrative                                       7.5            9.6            10.8
   Acquired in-process research & development                      --              5.3            --
   Litigation settlement                                           --             --               5.8
Operating income (loss)                                             5.9          (10.2)          (15.0)
Income (loss) before income taxes                                   7.7           (7.6)          (11.8)
Net income (loss)                                                   6.9           (7.7)          (13.9)


1996 Compared to 1995

         Sales and Other Revenue. The Company's sales and other revenue increased by 27% to $49.4 million in 1996 from $38.9 million in 1995. This increase resulted primarily from increased sales in the United States and the Pacific Rim, offset by a slight decline in sales in Europe caused by decreased sales through European distributors. Sales of the PhosphorImager product family, including the Storm products and related screens and cassettes, contributed to the increased sales and represented 63% of sales during 1996, compared with 48% in 1995. International sales constituted 44% of sales in 1996 compared to 49% in 1995. Changes in foreign currency exchange rates from the prior period had the effect of decreasing the Company's sales by 3% for the year ended December 31, 1996.

         The Company believes that a majority of its sales are generated from research groups that depend on grant funding from governmental agencies. The remaining portion is primarily from biotechnology, pharmaceutical, and chemical companies. The Company anticipates that an increased percentage of its business will come from pharmaceutical and genomics companies in the future. The Company's revenues are directly affected by the availability, timing, and amount of funding for these organizations. Such funding is generally subject to a grant or capital budgeting process that affects the sales cycle for the Company's products

         Gross Margins. Gross margins were 56.5% and 55.0% in 1996 and 1995, respectively. The increase in gross margins is primarily due to the increase in the percentage of revenue contributed by instruments compared to lower margin service and accessories, and to an increase in sales of the Storm products, which have higher gross margins than certain of the Company's other products

         Research and Development Expense. Research and development expense decreased as a percentage of sales from 14.2% in 1995 to 13.4% in 1996. In absolute dollars, research and development expenses increased to $6.6 million in 1996 from $5.5 million in 1995 as a result of the expansion of a number of major development programs, partially offset by support from the Company's NIST grant. Research and development expenses for 1996 and 1995 have been reduced by $1.9 million and $1.5 million, respectively, of credits representing support from the NIST grant. Expenses in 1996 and 1995 also exclude capitalized software development costs of $456,000 and $514,000, respectively, after considering credits to capitalized software of $337,000, $134,000 and zero in 1996, 1995 and 1994, respectively, representing support from the NIST grant.

         Sales and Marketing Expense. Sales and marketing expense decreased as a percentage of sales from 36.0% in 1995 to 29.7% in 1996. In absolute dollars, sales and marketing expense increased to $14.7 million in 1996 from $14.0 million in 1995 primarily because of promotional, sales and marketing activities relating to the Company's Storm products.

         General and Administrative Expense. General and administrative expense decreased as a percentage of sales from 9.6% in 1995 to 7.5% in 1996. In absolute dollars, general and administrative expense remained at $3.7 million in both years, as a result of continuing cost control measures.

         Acquired In-process Research and Development. The Company determined that the technology acquired from BioLumin, Incorporated (BioLumin) in 1995 was in-process research and development and therefore the amount of $2,082,000 allocated to the technology was expensed as acquired in-process research and development in the accompanying consolidated statement of operations for 1995.

         Interest and Other Income, Net. Interest and other income, net, decreased to $893,000 in 1996 from $987,000 in 1995. This decrease resulted primarily from lower average cash balances in 1996.

         Provision for Income Taxes. The Company's income tax expense was $379,000 and $20,000 in 1996 and 1995, respectively. In 1996, the Company utilized NOL carryovers, but was subject to federal and state alternative minimum taxes and foreign taxes. The relatively minor amount of income tax expense recognized in 1995 relates to foreign and state income taxes.

         Earnings (Loss) Per Share. Earnings per share was $.32 in 1996, compared to a net loss per share of $.30 in 1995. This increase is due to increases in revenues, only partially offset by increases in normal operating expenses, and the fact that approximately $.21 of the 1995 loss per share was due to the acquisition of in-process research and development of BioLumin.

1995 Compared to 1994

         Sales. The Company's sales increased by 15% to $38.9 million in 1995 from $33.9 million in 1994. This increase resulted primarily from increased sales in Europe and the Pacific Rim, partially offset by a decline in domestic sales caused by decreased sales of the FluorImager and PhosphorImager as customers anticipated the availability of Storm. Sales of the PhosphorImager product family, including the Storm products and related screens and cassettes, represented 48% of sales during 1995, compared with 59% in 1994. International sales constituted 49% of sales in 1995 compared to 38% in 1994. Changes in foreign currency exchange rates from the prior period accounted for 8.8% of the increase in the Company's sales for the year ended December 31, 1995.

         Gross Margins. Gross margins were 55.0% and 53.0% in 1995 and 1994, respectively. The increase in gross margins was due to increased sales volume, which absorbed manufacturing overhead in 1995, and to an increase in sales of the FluorImager, which has higher gross margins than other products.

         Research and Development Expense. Research and development expense decreased as a percentage of sales from 14.6% in 1994 to 14.2% in 1995. In absolute dollars, research and development expenses increased to $5.5 million in 1995 from $5.0 million in 1994 as a result of the expansion of a number of major development programs, partially offset by support from the Company's NIST grant and increased capitalization of software development costs in 1995. Research and development expenses for 1995 were reduced by $1.5 million in credits representing support from the NIST grant. Expenses in 1995 and 1994 also excluded capitalized software development costs of $514,000 and $443,000, respectively.

         Sales and Marketing Expense. Sales and marketing expense decreased as a percentage of sales from 36.8% in 1994 to 36.0% in 1995. In absolute dollars, sales and marketing expense increased to $14.0 million in 1995 from $12.5 million in 1994 primarily because of the formation of a sales and marketing group dedicated to the Vistra Systems product line and to promotional and marketing activities relating to the Company's Storm products.

         General and Administrative Expense. General and administrative expense decreased as a percentage of sales from 10.8% in 1994 to 9.6% in 1995. In absolute dollars, general and administrative expense increased to $3,728,000 in 1995, a 2% increase from $3,642,000 in 1994. The small increase was the result of continuing cost control measures.

         Litigation Settlement Expense. In December 1994, the Company received court approval to settle a stockholder class action lawsuit filed against the Company and certain of its officers and directors in the U.S. district Court for the Northern District of California relating to the results of operations for the first quarter of fiscal 1994 and a decline of the Company's stock price. This settlement, along with associated legal expenses, resulted in a charge to earnings in 1994 of approximately $2.0 million.

         Interest and Other Income, Net. Interest and other income, net, decreased to $987,000 in 1995 from $1,104,000 in 1994. This decrease resulted primarily from lower average cash and investment balances arising from payments to purchase the assets of BioLumin, payments to purchase the Company's common stock on the open market, and an increase in accounts receivable. This decrease in interest and other income, net, was partially offset by an increase in interest rates.

         Provision for Income Taxes. The Company's income tax expense was $20,000 and $716,000 in 1995 and 1994, respectively, even though the Company reported pretax losses in each of these two years. The relatively minor amount of income tax expense recognized in 1995 relates to foreign and state income taxes. The income tax expense recognized in 1994 was due to the Company's recognizing an increase in the valuation allowance attributable to the gross deferred tax assets and foreign taxes.

         Earnings (Loss) Per Share. Loss per share was $.30 in 1995, compared to $.47 in 1994. Approximately $.21 of the 1995 amount was due to the acquisition of in-process research and development of BioLumin, and $.27 of the 1994 amount was due to litigation settlement costs and an increase in the deferred tax asset valuation allowance. The remaining $.09 of the 1995 amount is due to the fact that the increase in revenue was more than offset by the increases in costs and expenses as discussed.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company believes that in the future, its results of operations in a quarterly period may be impacted by factors such as delays in the shipment of new products, difficulty in acquiring critical product components of acceptable quality and in required quantity, increased competition, the effect of announcements of new competitive products, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, decisions to invest in research and development programs, reduction or delay of government and private sector funding of research activities, legal expenses or adverse changes in economic conditions in any of the countries in which the Company does business, the Company's ability to keep pace with new technological developments, or lack of market acceptance of new products. Specifically, the Company experienced delays with respect to the initial shipments of its Storm products in the third quarter of 1995 and also experienced some delays in ramping up production of such products. Additionally, with a significant portion of net sales and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies could affect the Company's consolidated results of operations and financial condition in a particular quarter. There can be no assurance that the Company will be able to grow in future periods or that it will be profitable on a quarterly or annual basis.

         The storage phosphor screens used with the Company's PhosphorImager and Storm products are currently purchased from a single source. The storage phosphor screens are manufactured by Eastman Kodak Company (Kodak). Although these screens are available commercially from Kodak, the Company believes that the Company and Kodak, which uses the screens for medical imaging applications, are the only significant customers. Any disruption or delay in the supply of screens by Kodak would have a material adverse effect on the Company.

         The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts, such as the drop with respect to the third quarter of 1995, could have a significant adverse effect on the trading price of the Company's common stock. The Company typically recognizes a substantial portion of sales near the end of a quarter. Therefore, as occurred with respect to the third quarter of 1995, the Company may not become aware of such shortfalls until late in a quarter, which may result in an adverse effect on the trading price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily through internally generated funds and the sale of equity securities. At December 31, 1996, cash and investment balances were $20.6 million, compared to $17.6 million in 1995. Cash and investment balances increased by $3 million, which includes the impact of repurchasing $4.9 million of the Company's common stock during the year. Working capital decreased slightly to $27,889,000 as of December 31, 1996, from $28,568,000 as of December 31, 1995. During 1996, the Company instituted a factoring program with a Japanese bank in order to shorten the time between customer shipments and receipt of payment. Since the Company retains ultimate responsibility for collection of its Japan accounts, amounts paid by the factoring bank are classified as liabilities until the customer pays the factor bank. The Company generated $7,817,000 in cash from operations in 1996 compared to a use of cash from operations in 1995 of $5,338,000. The Company spent $1,532,000, $1,189,000 and $1,365,000 in connection with the acquisition of equipment and leasehold improvements during 1996, 1995, and 1994, respectively.

         The Company's principal commitments as of December 31, 1996 consist of obligations under operating leases for facilities and equipment. Long-term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies, or businesses complementary to the Company's business. The Company believes its cash and investments will be sufficient to satisfy its working capital requirements for at least the next twelve months.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Index to Consolidated Financial Statements

                                                                          PAGE
                                                                          ----

Report of Independent Auditors                                             24

Consolidated Balance Sheets as of December 31, 1996 and 1995               25

Consolidated Statements of Operations for each of the                      26
years in the three-year period ended December 31, 1996

Consolidated Statements of Stockholders' Equity for each of the            27
years in the three-year period ended December 31, 1996

Consolidated Statements of Cash Flows for each of the                      28
years in the three-year period ended December 31, 1996

Notes to Consolidated Financial Statements                                 29

Unaudited Quarterly Financial Data                                         43

                         Report of Independent Auditors






The Board of Directors
   and Stockholders
Molecular Dynamics, Inc.:



We have audited the accompanying consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molecular Dynamics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




Palo Alto, California
January 23, 1997

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                              December 31,
                                                                       ------------------------
                                                                         1996            1995
                                                                         ----            ----
Assets

Current assets:
     Cash and cash equivalents                                         $  8,024        $  2,727
     Securities available-for-sale                                       12,617          14,895
     Accounts receivable, net of allowance for doubtful
         accounts of $254 in 1996 and $281 in 1995                       12,561          12,173
     Inventories                                                          6,869           7,470
     Prepaids and other current assets                                      347             403
                                                                       --------        --------
                  Total current assets                                   40,418          37,668

Property and equipment, net                                               2,997           2,788
Other assets, net                                                         2,628           2,289
                                                                       --------        --------
                                                                       $ 46,043        $ 42,745
                                                                       ========        ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                  $  3,264        $  4,197
     Accrued expenses                                                     5,073           3,537
     Factoring liability                                                  1,124              --
     Unearned revenue and customer advances                               3,068           1,366
                                                                       --------        --------
                  Total current liabilities                              12,529           9,100
                                                                       --------        --------

Commitments and contingencies

Stockholders' equity
     Common stock, $.01 par value; 30,000,000 shares authorized;
         10,208,356 shares issued and outstanding in
         1996 and 1995                                                      102             102
     Additional paid-in capital                                          39,862          40,078
     Accumulated deficit                                                 (2,426)         (5,834)
     Unrealized gain on short-term investments                                5              43
     Cumulative translation adjustment                                      (86)             11
     Less 445,800 and 128,600 shares of common stock in treasury
         in 1996 and 1995, respectively, at cost                         (3,943)           (755)
                                                                       --------        --------
                  Total stockholders' equity                             33,514          33,645
                                                                       --------        --------
                                                                       $ 46,043        $ 42,745
                                                                       ========        ========

See accompanying notes to consolidated financial statements.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                               Years ended December 31,
                                                       ---------------------------------------
                                                         1996           1995            1994
                                                         ----           ----            ----

Sales and other revenue                                $ 49,378       $ 38,938        $ 33,860

Cost of sales and other revenue                          21,471         17,532          15,919
                                                       --------       --------        --------

         Gross margin                                    27,907         21,406          17,941
                                                       --------       --------        --------

Operating expenses:
   Research and development                               6,628          5,533           4,953
   Sales and marketing                                   14,662         14,017          12,463
   General and administrative                             3,723          3,728           3,642
   Acquired in-process research and development              --          2,082              --
   Litigation settlement                                     --             --           1,975
                                                       --------       --------        --------

         Total operating expenses                        25,013         25,360          23,033
                                                       --------       --------        --------

         Operating income (loss)                          2,894         (3,954)         (5,092)
                                                       --------       --------        --------

Other income:
   Interest income                                          844            918           1,032
   Other income                                              49             69              72
                                                       --------       --------        --------

         Total other income                                 893            987           1,104
                                                       --------       --------        --------

         Income (loss) before income taxes                3,787         (2,967)         (3,988)

Income taxes                                                379             20             716
                                                       --------       --------        --------

         Net income (loss)                             $  3,408       $ (2,987)       $ (4,704)
                                                       ========       ========        ========

Earnings (loss) per share                              $    .32       $   (.30)       $   (.47)
                                                       ========       ========        ========

Shares used to compute earnings (loss) per share         10,725         10,095          10,056
                                                       ========       ========        ========


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995, and 1994
                             (Dollars in thousands)

                                                                                                      Retained         Unrealized
                                                                                   Additional          Earnings        Gain(loss)
                                                        Common stock                Paid-in          (Accumulated     on Short-Term
                                                   Shares           Amount           Capital           Deficit)        Investments
                                                   ------           ------           -------           --------        -----------
Balances, December 31, 1993                       9,949,681       $       99       $   39,527        $    1,857        $       --

Exercise of stock options                            99,479                1              128                --                --
Sale of common stock under
     employee stock purchase plan                   103,184                2              807                --                --

Translation adjustment                                   --               --               --                --                --
Unrealized loss on short-term investments                --               --               --                --              (497)
Treasury stock acquired                                  --               --               --                --                --
Treasury stock reissued                                  --               --              (29)               --                --
Net loss                                                 --               --               --            (4,704)               --
                                                 ----------       ----------       ----------        ----------        ----------

Balances, December 31, 1994                      10,152,344              102           40,433            (2,847)             (497)

Exercise of stock options                            49,488               --               36                --                --
Treasury stock reissued in connection
     with exercise of stock options                      --               --             (303)               --                --
Sale of common stock under
     employee stock purchase plan                     6,524               --               35                --                --
Treasury stock reissued in connection
     with employee stock purchase plan                   --               --             (123)               --                --
Translation adjustment                                   --               --               --                --                --
Unrealized gain on short-term investments                --               --               --                --               540
Treasury stock acquired                                  --               --               --                --                --
Net loss                                                 --               --               --            (2,987)               --
                                                 ----------       ----------       ----------        ----------        ----------
Balances, December 31, 1995                      10,208,356              102           40,078            (5,834)               43

Treasury stock reissued in connection
     with exercise of stock options                      --               --             (216)               --                --
Treasury stock reissued in connection
     with employee stock purchase plan                   --               --              (90)               --                --
Tax benefit of employee stock transactions               --               --               90                --                --
Translation adjustment                                   --               --               --                --                --
Unrealized loss on short-term investments                --               --               --                --               (38)
Treasury stock acquired                                  --               --               --                --                --
Net income                                               --               --               --             3,408                --
                                                 ----------       ----------       ----------        ----------        ----------
Balances, December 31, 1996                      10,208,356       $      102       $   39,862        $   (2,426)       $        5
                                                 ==========       ==========       ==========        ==========        ==========


                                                    Cumulative                                             Total
                                                    Translation             Treasury Stock              Stockholders'
                                                    Adjustment         Shares            Amount            Equity
                                                    ----------         ------            ------            ------
Balances, December 31, 1993                        $      (65)               --        $       --        $   41,418

Exercise of stock options                                  --                --                --               129
Sale of common stock under
     employee stock purchase plan                          --                --                --               809

Translation adjustment                                     66                --                --                66
Unrealized loss on short-term investments                  --                --                --              (497)
Treasury stock acquired                                    --          (143,231)             (916)             (916)
Treasury stock reissued                                    --            28,076               178               149
Net loss                                                   --                --                --            (4,704)
                                                   ----------        ----------        ----------        ----------

Balances, December 31, 1994                                 1          (115,155)             (738)           36,454

Exercise of stock options                                  --                --                --                36
Treasury stock reissued in connection
     with exercise of stock options                        --           121,974               785               482
Sale of common stock under
     employee stock purchase plan                          --                --                --                35
Treasury stock reissued in connection
     with employee stock purchase plan                     --           134,581               860               737
Translation adjustment                                     10                --                --                10
Unrealized gain on short-term investments                  --                --                --               540
Treasury stock acquired                                    --          (270,000)           (1,662)           (1,662)
Net loss                                                   --                --                --            (2,987)
                                                   ----------        ----------        ----------        ----------
Balances, December 31, 1995                                11          (128,600)             (755)           33,645

Treasury stock reissued in connection
     with exercise of stock options                        --           109,878               691               475
Treasury stock reissued in connection
     with employee stock purchase plan                     --           159,422               976               886
Tax benefit of employee stock transactions                 --                --                --                90
Translation adjustment                                    (97)               --                --               (97)
Unrealized loss on short-term investments                  --                --                --               (38)
Treasury stock acquired                                    --          (586,500)           (4,855)           (4,855)
Net income                                                 --                --                --             3,408
                                                   ----------        ----------        ----------        ----------
Balances, December 31, 1996                        $      (86)         (445,800)       ($   3,943)       $   33,514
                                                   ==========        ==========        ==========        ==========


See accompanying notes to consolidated financial statements.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              Years ended December 31,
                                                                     -----------------------------------------
                                                                       1996            1995            1994
                                                                       ----            ----            ----
Cash flows from operating activities:
   Net income (loss)                                                 $  3,408        $ (2,987)       $ (4,704)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    1,878           1,336           1,565
       Provision for doubtful accounts                                     30              30              58
       Loss on disposition of property                                     73              34              --
       Deferred income taxes                                               --              --             648
       Changes in items affecting operations:
         Accounts receivable                                             (649)         (3,210)            435
         Inventories                                                      572          (1,129)         (1,268)
         Prepaids and other current assets                                (30)             79            (155)
         Accounts payable                                                (899)            365           1,638
         Accrued expenses                                               1,745            (364)          1,147
         Unearned revenue and customer advances                         1,689             508             166
                                                                     --------        --------        --------
           Net cash provided by (used in) operating activities          7,817          (5,338)           (470)
                                                                     --------        --------        --------

Cash flows from investing activities:
   Purchases of property and equipment                                 (1,532)         (1,189)         (1,365)
   Capitalized software development costs                                (456)           (514)           (443)
   Purchases of securities available-for-sale                         (25,780)        (18,858)        (82,147)
   Sales and maturities of securities available-for-sale               28,018          25,376          86,170
   Other assets                                                          (561)          1,515          (1,229)
                                                                     --------        --------        --------
           Net cash (used in) provided by investing activities           (311)          6,330             986
                                                                     --------        --------        --------

Cash flows from financing activities:
   Proceeds from stock option exercises                                    --              36             129
   Proceeds from employee stock purchase plan                              --              35             809
   Purchase of treasury stock                                          (4,855)         (1,662)           (916)
   Reissuance of treasury stock                                         1,361           1,219             149
   Proceeds from factoring                                              1,124              --              --
   Other liabilities                                                       --             (42)             --
                                                                     --------        --------        --------
           Net cash (used in) provided by financing activities         (2,370)           (414)            171
                                                                     --------        --------        --------
Effect of exchange rate changes on cash                                   161              54            (219)
                                                                     --------        --------        --------
Net increase in cash and cash equivalents                               5,297             632             468
Cash and cash equivalents, beginning of year                            2,727           2,095           1,627
                                                                     --------        --------        --------
Cash and cash equivalents, end of year                               $  8,024        $  2,727        $  2,095
                                                                     ========        ========        ========

Supplementary cash flow information:
   Cash paid:
     Interest                                                        $      8        $      4        $     --
                                                                     ========        ========        ========
     Income taxes                                                    $     91        $     17        $     25
                                                                     ========        ========        ========

See accompanying notes to consolidated financial statements.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

(1)      Summary of the Company and Significant Accounting Policies

         (a)      The Company

                  Molecular Dynamics, Inc. (the Company) develops, manufactures and markets high performance image acquisition and analysis instrumentation for sale to the worldwide life science market.

         (b)      Basis of Presentation

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

         (c)      Cash Equivalents

                  The Company considers all highly liquid investments, which include U.S. government securities and corporate securities, with original maturities of three months or less to be cash equivalents.

         (d)      Inventories

                  Inventories are stated at the lower of cost (first-in, first-out method) or market and include material, labor and manufacturing overhead costs.

         (e)      Property and Equipment

                  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease terms or the estimated useful lives of the related assets.

         (f)      Acquired Technology and Patents

                  Acquired technology and patents are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the respective assets, generally 5 years for technology and 10 years for patents.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

         (g)      Computer Software Costs

                  The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility for the product. Software development costs capitalized were $456,000, $514,000, and $443,000 for the years ended December 31, 1996, 1995 and 1994, respectively, after considering credits to capitalized software of $337,000, $134,000 and zero for the years ended December 31, 1996, 1995 and 1994, respectively, representing support from the NIST grant.

                  The Company amortizes such capitalized amounts upon commencement of product introduction at the greater of the straight-line basis using the estimated economic lives of three to four years or the ratio of actual revenues achieved to total anticipated revenues over the lives of the products. The realizability of unamortized capitalized costs is periodically reviewed relative to the estimated future revenues of the related products. Capitalized software amortization expense amounted to $586,000, $510,000, and $409,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         (h)      Revenue Recognition

                  The Company recognizes revenue upon shipment of product to its customers. Estimated warranty costs are recorded at the time of sale. Amounts billed for extended service contracts are deferred and recognized over the term of the contract.

         (i)      Income Taxes

                  The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred tax assets or liabilities at the end of each period be determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  The Company does not provide income taxes on the undistributed earnings of its foreign subsidiaries as it is intended that current and future earnings, if any, will be indefinitely invested in operations outside the United States.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

         (j)      Foreign Currency Translation

                  The functional currency for the Company's foreign subsidiaries is the local currency, except for the administrative subsidiary established in the Netherlands in 1995, for which the U.S. dollar is the functional currency. The financial statements of the subsidiaries, other than those of the Netherlands, are translated into U.S. dollars in accordance with SFAS No. 52. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Realized gains and losses on foreign currency transactions are included in other income and expenses.

         (k)      Financial Instruments and Risk Concentration

                  Foreign Currency Contracts - The Company enters into foreign exchange contracts to hedge receivables denominated in foreign currencies. The Company's forward exchange hedge contracts require the Company to exchange foreign currencies for U.S. dollars at rates agreed upon at the inception of the contracts. Although the gross amounts are used to express the volume of these transactions, the amounts potentially subject to credit risk are limited to the difference between the counterparty's obligation and the obligation of the Company. The contracts do not subject the Company to significant market risk from exchange rate movements because the gains and losses related to the contracts offset the foreign exchange gains and losses on the settlement of the transactions being hedged. Realized gains and losses on hedge contracts are included in other income and expense. As of December 31, 1996, the Company had approximately $2,683,000 of forward exchange contracts outstanding, consisting primarily of Japanese yen, German marks, and British pounds, to hedge firm commitments relating to certain of its foreign receivables. The contracts mature at various dates through March 1997. The fair value of the contracts is the estimated amount that the Company would have to pay to terminate the agreements. The cost to terminate these contracts at December 31, 1996 is estimated to be insignificant.

                  Securities Available-for-Sale - In accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, investment securities, consisting of U.S. government securities, corporate securities and certificates of deposit, are stated at fair market value and are considered to be available-for-sale. Unrealized gains and unrealized losses, which are considered to be temporary, are reported as a separate component of stockholders' equity. Realized gains and losses and the amortized cost basis of investments are determined by specific identification. The fair market values of securities available-for-sale are based on quoted market prices at the reporting date for those investments.

                  Other Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, unearned revenue and customer advances, the carrying amounts approximate fair value because of the short maturity of these instruments.

                  Risk Concentration - Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily securities available-for-sale and accounts receivable. The Company places its securities available-for-sale in high-credit quality financial institutions and invests in high quality investments including U.S. government obligations, corporate securities and certificates of deposit. The Company believes no significant concentration of credit risk exists with respect to these investments. Accounts receivable include amounts from customers located in the United States, Europe and the Asia-Pacific region. Accounts receivable also include amounts from end users and distributors. Management believes a significant portion of the Company's revenue is derived from customers that are research groups which are funded by government agencies. The Company believes that any credit risks associated with its accounts receivable are mitigated by the Company's credit evaluation process and allowance for doubtful accounts.

                  Certain components used in the Company's products, including the storage phosphor screens used with the PhosphorImager, are currently purchased from single sources. The storage phosphor screens are manufactured by Kodak. Although such screens are available commercially from Kodak, the Company believes that the Company and Kodak, which uses the screens for medical imaging applications, are the only significant customers. Any disruption or delay in the supply of screens by Kodak would have a material adverse effect on the Company. Additional components, such as computers, lasers, optical elements and galvanometers are currently purchased in configurations specific to and integrated into the Company's products. While the Company believes that most of the components used in its products are available from alternate sources, any unanticipated interruption of the supply of these additional components or other supplies could require the Company to redesign its products.

         (l)      Earnings (Loss) Per Share

                  Earnings (loss) per share amounts are based on the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Common stock equivalents from outstanding stock options are calculated utilizing the treasury stock method.

         (m)      Year-End

                  The Company's fiscal year-end is the Sunday nearest December 31, and the Company operates and reports on 13-week quarterly periods each ending on the Sunday closest to month-end. For clarity of presentation, the Company has indicated its accounting year as ending on December 31.

          (n)     Accounting for Stock-Based Compensation

                  The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation effective January 1, 1996. This statement establishes financial accounting and reporting standards for stock-based compensation, including employee stock purchase plans and stock option plans. As allowed by SFAS No. 123, the Company continues to measure compensation expense under the provisions of APB No. 25, Accounting for Stock Issued to Employees.

         (o)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(2)      Consolidated Balance Sheet Components

         Certain balance sheet components are as follows (in thousands):

                                                                                            December 31,
                                                                                -------------------------------------
                                                                                       1996               1995
                                                                                       ----               ----

         (a)      Inventories

                  Raw material                                                        $3,045             $3,316
                  Work-in-process                                                      1,786                956
                  Finished goods                                                       2,038              3,198
                                                                                      ------             ------
                                                                                      $6,869             $7,470
                                                                                      ======             ======

         (b)      Property and Equipment

                  Machinery and equipment                                             $6,277             $5,216
                  Furniture and fixtures                                                 824                746
                  Leasehold improvements                                               1,081                961
                                                                                      ------             ------
                                                                                       8,182              6,923
                  Less accumulated depreciation and amortization                       5,185              4,135
                                                                                      ------             ------
                                                                                      $2,997             $2,788
                                                                                      ======             ======

              (c)  Other Assets

                  Capitalized software                                                $2,928             $2,473
                  Other                                                                1,636              1,081
                                                                                      ------             ------
                                                                                       4,564              3,554
                  Less accumulated amortization                                        1,936              1,265
                                                                                      ------             ------
                                                                                      $2,628             $2,289
                                                                                      ======             ======

         (d)      Accrued Expenses

                  Accrued salaries and benefits                                       $1,971             $1,514
                  Accrued warranty costs                                               1,044                667
                  Other                                                                2,058              1,356
                                                                                      ------             ------
                                                                                      $5,073             $3,537
                                                                                      ======             ======

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(3)       Securities Available-for-Sale

         The following is a summary of the fair market value of securities available-for-sale (in thousands):

                                                December 31,
                                            ---------------------
                                             1996          1995
                                             ----          ----
           U.S. government securities       $10,097       $12,003
           Corporate securities               3,625         1,880
           Certificates of deposit            1,889         1,511
                                            -------       -------
                                             15,611        15,394
           Less cash equivalents              2,994           499
                                            -------       -------
                                            $12,617       $14,895
                                            =======       =======


          As of December 31, 1996, the Company's investments are scheduled to mature as follows (in thousands):

         Maturity               Fair Market Value
         --------               -----------------
           Less than one year       $11,266
                                      4,345
                                    -------
                                    $15,611
                                    =======

         At December 31, 1996 and 1995 differences between amortized cost and fair market value due to unrealized gains and losses were not material. Realized gains and losses in 1996, 1995 and 1994 were not material.

(4)      Alliance with Amersham International

         On April 6, 1994, the Company entered into an alliance with Amersham International plc. (Amersham) whereby the companies agreed to share any net profits or losses on the development and distribution of certain instruments and reagents, included in the alliance. Under the agreement, the companies have also agreed to collaborate on the development of future products. Amersham acquired approximately one million shares of the Company's capital stock on the open market as part of this agreement.

(5)      Factoring Agreement

         During 1996, the Company instituted a factoring program with a Japanese bank in order to shorten the time between customer shipments and receipt of payment. Since the Company retains ultimate responsibility for collection of its Japan accounts, amounts paid by the factoring bank are classified as liabilities until the customer pays the factor bank. The factoring charge amounts to 1.85% per annum, of the amount factored. There are no collateral requirements and no financial ratio requirements associated with the agreement.

 (6)     Microarray Technology Agreement

         In November, 1996, the Company entered into an agreement with SmithKline Beecham (SKB) for early access to the Company's technology for fluorescence analysis of DNA in Microarrays. Under the terms of this agreement, SKB will provide capital in exchange for delivery of various generations of pre-production systems and a period of exclusive access to the Company's technology. At the end of 1996, Molecular had delivered the first system to

         SKB, and SKB had delivered a portion of its total cash commitment to the Company, which is included in the accompanying consolidated balance sheet in unearned revenue and customer advances at December 31, 1996.

 (7)     Collaboration with Affymetrix, Inc.

         In the fourth quarter of 1994, a consortium led by Affymetrix, Inc. (Affymetrix) and the Company was awarded funding from the Advanced Technology Program (ATP) of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The Company has received notification from NIST that funding has been authorized for the remaining term of the grant, which ends in January 2000. The two companies will receive up to $31 million in matching funds to be divided 33% to the Company and 67% to Affymetrix over the five years of the grant period beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $12 million of the $31 million was available for the first two years of the grant period, which ended in January 1997. In 1996 and 1995, the Company recognized credits to its expenses of approximately $1.9 and $1.5 million, and reduced its capitalized software by $337,000 and $134,000, respectively, representing support from the grant. Over the five-year term of the project, the Company will fund $10.7 million and receive matching funds of $10.7 million, for a total expenditure of $21.4 million. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics.

(8)      Acquired in-process Research and Development

         In December 1994, the Company entered into an agreement with BioLumin, Incorporated (BioLumin) in order to allow it to pursue the development of technology possessed by BioLumin. Under the terms of this agreement, the Company acquired an option for $1 million to purchase BioLumin's technology and assets under certain conditions. The Company exercised this option in 1995, and paid an additional amount of $1.1 million. The Company determined that the technology purchased from BioLumin in 1995 was in-process research and development and therefore the amount allocated to this technology was expensed as acquired in-process research and development in the accompanying consolidated statement of operations for the year ended December 31, 1995. The agreement with BioLumin also provides for royalty payments to be made by the Company if the technology results in sales.

(9)      Preferred Share Purchase Rights Plan

         On November 8, 1994, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (the Rights) on each outstanding share of its common stock payable to stockholders of record as of December 2, 1994.

         The Rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the Company's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $30.85 upon certain events.

         If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at a Right's then-current exercise price, shares of the acquiring company's common stock having a market value equal to twice a Right's exercise price.

         In addition, if a person or group acquires 20% or more of the Company's outstanding common stock, other than pursuant to a tender offer for all shares which is determined by the Board of Directors to be fair and in the best interests of the Company and its stockholders, each Right will entitle its holder (other than such person or members of such group) to purchase, at a Right's exercise price, shares of the Company's common stock (or cash, other securities or property) having a market value equal to twice a Right's exercise price.

         Following the acquisition by a person or group of beneficial ownership of 20% or more and prior to an acquisition of 50% or more of the Company's common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or one one-hundredth of a share of the Series A Junior Participating Preferred Stock) per Right.

         At any time prior to 10 days after a person or group has acquired beneficial ownership of 20% or more of the combined number of the Company's common stock, the Rights are redeemable for $.005 per Right at the option of the Board of Directors.

(10)     Stockholders' Equity

         In May 1994, the Board of Directors approved a Stock Repurchase Program which authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market (See Note 16). Approximately 1,000,000 shares were purchased by the Company through December 31, 1996. Of these shares, approximately 322,000 shares were reissued under the Company's Employee Stock Purchase Plan and approximately 232,000 shares were reissued upon the exercise of common stock options through December 31,1996.

(11)     Benefit Plans

         (a)      Stock-Based Compensation Plans

                  Fixed Stock Option Plan

                  The Company has one fixed stock option plan, the 1987 Stock Option Plan (the Plan), which provides for the granting of options to employees, consultants, officers and directors to purchase common stock at prices not less than 100% and 85% of the fair market value of the Company's common stock for incentive and nonqualified options, respectively. The Company may grant options for up to 3,504,500 shares of common stock. All options are to have a term not greater than 10 years. Options granted generally vest 25% after 1 year and then ratably at 6 1/4 % per quarter over a 3-year period.

                  All options granted under this plan through December 31, 1996 have been nonqualified options. The Plan provides for the acceleration of vesting of outstanding options at the time of a change in control of the Company as described in the Plan. Under the Plan there is an Automatic Option Grant Program which provides for an initial stock option grant to all nonemployee members of the Board of Directors of 10,000 shares of common stock and subsequent annual grants of 3,500 shares of common stock. All grants are at the current fair market value on the date of the grant.

                  The following table summarizes option activity for the year ended December 31, 1994 in the format consistent with APB No. 25:

                                                                                 Options               Price
                                                                               Outstanding           Per Share

                  Balance as of December 31, 1993                               1,427,754       $   .25 -   22.50

                  Options granted                                                 707,150          5.25 -   13.25
                  Options exercised                                               (99,479)          .25 -    8.00
                  Options canceled                                               (212,560)          .50 -   22.50
                  Options expired                                                 (29,931)         6.00 -   17.25
                                                                                ---------       -----------------

                  Balance as of December 31, 1994                               1,792,934       $   .25 - $ 15.75
                                                                                =========       =================

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

        The following table summarizes option activity for the years ended December 31, 1996 and 1995 in the format consistent with SFAS No. 123:

                                                               1996                                 1995
                                                  --------------------------------    -------------------------------
                                                                Weighted-Average                    Weighted-Average
                                                     Shares      Exercise Price          Shares      Exercise Price
                                                     ------      --------------          ------      --------------
        Outstanding at beginning of year           2,013,006         $5.00             1,792,934         $4.70
        Granted                                      420,200          6.42               565,800          6.15
        Exercised                                   (109,878)         4.33              (171,462)         3.02
        Forfeited                                    (78,461)         7.03              (157,978)         7.34
        Expired                                      (15,149)         6.78               (16,288)         9.65
                                                   ---------                           ---------
        Outstanding at end of year                 2,229,718          5.22             2,013,006          5.00
                                                   =========                           =========

        Options exercisable at end of year         1,323,514                           1,063,087
                                                   =========                           =========

        Weighted-average fair value of options
        granted during the year                    $    3.36                            $    3.21
                                                   =========                            =========

         The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                       Options Outstanding                        Options Exercisable
                              -------------------------------------------     -----------------------------
                                 Number     Weighted-Avg.   Weighted-Avg.       Number
           Range of           Outstanding    Remaining        Exercise        Exercisable    Weighted-Avg.
       Exercise Prices          12/31/96  Contractual Life     Price           12/31/96      Exercise Price
         $0.25 - 0.67            492,817        3.2            $0.41            492,817           $0.41
          1.34 - 2.00             26,125        4.2             1.80             26,125            1.80
          3.00 - 4.00             42,100        3.0             3.48             42,100            3.48
          5.25 - 7.88          1,480,383        7.9             6.20            655,525            6.23
         8.00 - 11.75            181,493        7.2            10.85            105,147           11.35
        13.25 - 15.75              6,800        9.0            13.91              1,800           15.75
                               ---------        ---            -----          ---------           -----
        $0.25 - 15.75          2,229,718        6.7            $5.22          1,323,514           $4.31
                               =========        ===            =====          =========           =====

         Stock Purchase Plan

         Under the Company's Employee Stock Purchase Plan (the Purchase Plan), which began in 1993, employees meeting certain specific employment qualifications are eligible to participate and are granted rights to purchase shares of the Company's common stock semiannually through payroll deductions at the lower of 85% of the fair market value of the stock at the beginning or end of the purchase period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, for up to 15% of their salary, subject to certain limitations. The Company is authorized to issue up to 500,000 shares of common stock under the Purchase Plan and has sold 159,422 shares, 141,105 shares and 103,184 shares to employees in 1996, 1995 and 1994, respectively.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

         Pro Forma Information

         The Company continues to apply APB No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for its fixed stock option plan and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value method prescribed in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                                                                       1996               1995
                                                                                       ----               ----

    Net Income (Loss) (in thousands)                   As Reported                    $3,408            $(2,987)
                                                       Pro Forma                      $2,513            $(3,525)

    Earnings  (Loss) Per Share                         As Reported                    $  .32            $  (.30)
                                                       Pro Forma                      $  .23            $  (.35)

         The above pro forma amounts include compensation expense for options and purchase rights granted since January 1, 1995, and may not be representative of that to be expected in future years.

         The fair value of each option granted under the Plan and purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                                             1987 Stock Option Plan                      Employee Stock Purchase Plan
                                 ---------------------------------------------           ----------------------------
                                       Employees                 Officers
                                 -----------------          ------------------
                                 1996          1995         1996          1995              1996              1995
                                 ----          ----         ----          ----              ----              ----
    Expected Volatility           62 %          62 %         62 %          62 %              62%               62%
    Expected Life              3.5 years     3.5 years     5 years       5 years          6 months           6 months
    Risk-Free Interest Rate      6.16 %        6.21 %       6.54 %        6.35 %            5.24%             5.96%

         A dividend yield of zero was used for each year. The weighted-average fair value of purchase rights granted under the Purchase Plan in 1996 and 1995 were $1.99 and $2.35, respectively.

         (b)      Option Repricing

                  On May 26, 1994, the Company offered current nonofficer employees holding options with exercise prices in excess of $7.25 per share, the opportunity to exchange such options for options with an exercise price of $7.25 per share; provided that such options cannot be exercised until January 1, 1995 and vesting for such options is suspended until January 1, 1995. Options to purchase 184,050 shares, or 95% of eligible options were so exchanged.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

         (c)      Savings Plan

                  The Company sponsors a 401(k) Savings Plan (the 401(k) Plan) that covers substantially all full-time U.S. employees. Employees can elect to defer, in the form of contributions to the 401(k) Plan, up to 20% of their compensation limited to $9,500 in 1996. The Company may make discretionary contributions in the amounts determined by the Board of Directors. Discretionary contributions of approximately $193,000 were incurred in 1996. There were no such contributions in 1995 or 1994.

(12)     Commitments and Contingencies

         (a)      Leases

                  The Company leases its U.S. facility under an operating lease expiring in 2001 and its European, Japanese, and Australian facilities under operating leases expiring at various dates through 2005. The Company also leases certain equipment under operating leases. The future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows (in thousands):

                           Year                                                       Amount
                           ----                                                      --------
                           1997                                                      $  2,104
                           1998                                                         2,003
                           1999                                                         1,452
                           2000                                                         1,235
                           2001                                                           174
                           Thereafter                                                     251
                                                                                     --------
                                    Total future minimum lease payments              $  7,219
                                                                                     ========

                  Future minimum sublease income payments not included in the commitments above are $145,000 and $127,500 for the years ended December 31, 1997 and 1998, respectively. Rent expense approximated $1,410,000, $1,219,000, and $1,406,000 for the years ended December 31, 1996, 1995, and 1994, respectively, which includes sublease income of approximately $176,000, $60,000 and $13,000, respectively.

         (b)      Patent Settlement

                  In March 1992, the Company reached an agreement with Fuji Photo Film Co., Ltd. settling certain patent infringement related claims. Under the agreement, the Company paid approximately $1,425,000 in 1992. The Company also received a nonexclusive license to the patent rights for the remaining terms of the patents (currently between four and thirteen years) and pays royalties on sales of the underlying products to which the patents relate. The Company incurred royalties of approximately $575,000, $479,000, and $614,000 in 1996, 1995 and 1994, respectively, under this arrangement.

         (c)      Compensating Balances

                  As of December 31, 1996, the Company had a $636,000 certificate of deposit which was held as a compensating balance for the Company's credit facility. This credit facility was used to secure letters of credit for its foreign subsidiaries. This amount is included in cash and cash equivalents in the accompanying consolidated balance sheet at December 31, 1996.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(13)     Income Taxes

         Income taxes for the years ended December 31, 1996, 1995, and 1994 comprised (in thousands):

                                                      1996        1995         1994
                                                     -----       -----        -----
           Current:
           Federal                                    $ 186       $  --        $  --
           State                                         51          48            1
           Foreign                                       52         (28)          67
                                                      -----       -----        -----

                                                        289          20           68
                                                      -----       -----        -----

           Deferred:
           Federal                                       --          --          541
           State                                         --          --          107
                                                      -----       -----        -----
                                                         --          --          648
                                                      -----       -----        -----
           Charge in lieu of taxes attributable
             to employee stock plans                     90          --           --
                                                      -----       -----        -----

           Total                                      $ 379       $  20        $ 716
                                                      =====       =====        =====

         The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income (loss) before income taxes and the actual income taxes follows (in thousands):

                                                                   1996           1995           1994
                                                                   ----           ----           ----

           Income taxes expense (benefit) at statutory rate       $ 1,288        $(1,009)       $(1,355)
           State income taxes, net of federal income
             tax benefit                                               33             48              1
           Losses and credits for which no benefit was
             recognized                                               277            963          1,332
           Utilization of NOL                                      (1,283)            --             --
           Change in beginning of year valuation
             allowance                                                 --             --            648
           Rate differential on foreign taxes                         142             --             67
           Other                                                      (78)            18             23
                                                                  -------        -------        -------
                                                                  $   379        $    20        $   716
                                                                  =======        =======        =======

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996 and 1995 are presented below (in thousands):

                                                                         1996           1995
                                                                         ----           ----
           Deferred tax assets:
                    Reserves and accruals for financial reporting
                      purposes not taken for tax purposes               $ 1,372        $ 1,444
                    Net operating loss carryforwards                      2,299          2,995
                    Research and other credit carryforwards               2,387          1,878
                    Foreign net operating loss carryforwards                266            541
                    Other                                                    67             --
                                                                        -------        -------

                             Total gross deferred tax assets              6,391          6,858
                             Valuation allowance                         (5,838)        (6,284)
                                                                        -------        -------
                             Net deferred tax assets                        553            574
                                                                        -------        -------

           Deferred tax liabilities:
                    Software costs, principally due to
                      capitalization and amortization for
                      financial reporting purposes                         (553)          (574)
                                                                        -------        -------

                             Total gross deferred tax liabilities          (553)          (574)
                                                                        -------        -------
                             Net deferred taxes                         $    --        $    --
                                                                        =======        =======

         The valuation allowance decreased by $446,000 during the year ended December 31, 1996, and increased by $2,440,000 and $2,220,000 during the years ended December 31, 1995 and 1994, respectively. The valuation allowance as of December 31, 1996 includes a tax effect of approximately $764,000 attributable to employee stock plans, the benefit of which will be recorded as an increase to paid-in capital when realized.

         As of December 31, 1996, for federal income tax purposes the Company has a net operating loss carryforward of approximately $6,610,000 which expires in tax years 2004 through 2010. For California income tax purposes, as of December 31, 1996, the Company has a net operating loss carryforward of approximately $836,000 which expires in tax years 1999 through 2000. The difference between the net operating loss carryforwards for federal income tax purposes and for California income tax purposes results primarily from a 50% limitation on the California loss carryforwards.

         As of December 31, 1996, the Company has research and development tax credit carryforwards of approximately $1,382,000 and $923,000 for federal and state, respectively. The carryforwards expire in tax years 2003 through 2011.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(14)     Litigation Settlement

         In December 1994, the U.S. District Court for the Northern District of California approved a settlement agreement regarding the stockholder class action lawsuit brought against the Company and its executive officers in April 1994. The lawsuit alleged damages in connection with the Company's loss for the first quarter of 1994. The Company and its insurer together funded a total of $4 million for the settlement. The Company recorded a charge to earnings in 1994 of $1,975,000 or $.20 per share for its portion of the settlement and related attorneys' fees.

(15)     Segment Information

         Summarized data for the Company's operations and export sales are as follows (in thousands):

                                             1996            1995            1994
                                             ----            ----            ----
           Sales and other revenue:
           United States                   $ 42,517        $ 32,972        $ 30,569
           Europe                             9,201           8,462           5,661
           Asia-Pacific                       7,500           5,620           2,927
           Intercompany eliminations         (9,840)         (8,116)         (5,297)
                                           --------        --------        --------

                                           $ 49,378        $ 38,938        $ 33,860
                                           ========        ========        ========

           Operating income (loss):
           United States                   $  2,698        $ (3,457)       $ (2,621)
           Europe                               580            (526)         (1,807)
           Asia-Pacific                        (126)            (57)           (757)
           Intercompany eliminations           (258)             86              93
                                           --------        --------        --------

                                           $  2,894        $ (3,954)       $ (5,092)
                                           ========        ========        ========

           Identifiable assets:
           United States                   $ 45,504        $ 43,310        $ 45,972
           Europe                             6,138           4,347           2,714
           Asia-Pacific                       3,592           3,337           1,899
           Intercompany eliminations         (9,191)         (8,249)         (5,518)
                                           --------        --------        --------

                                           $ 46,043        $ 42,745        $ 45,067
                                           ========        ========        ========

           Export sales                    $  4,883        $  5,142        $  4,504
                                           ========        ========        ========

(16)     Subsequent Events (Unaudited)

         On February 13, 1997, the Board of Directors approved an additional reserve of 500,000 shares of common stock for issuance under the Company's 1993 Employee Stock Purchase Plan.

         On February 13, 1997, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock at appropriate market prices, under its Stock Repurchase Program.

UNAUDITED QUARTERLY FINANCIAL DATA



                                                                  Quarters Ended
                              ------------------------------------------------------------------------------------------------------
                                                    1995                                                  1996
                              -------------------------------------------------     ------------------------------------------------
                               Mar 31       Jun 30       Sep 30         Dec 31       Mar 31       Jun 30        Sep 30       Dec 31
                               ------       ------       ------         ------       ------       ------        ------       ------
                                                      (in thousands, except per share data)
Sales and other revenue       $  9,781      $ 10,355     $  7,725      $ 11,077      $ 10,884     $ 12,151     $ 12,910     $ 13,433
Gross Margin                     5,238         5,875        3,962         6,331         6,134        6,960        7,110        7,703
Operating Income (Loss)           (223)          220       (1,729)       (2,222)           68          531        1,007        1,288
Net Income (Loss)                   71           417       (1,535)       (1,940)          286          630        1,068        1,424
Earnings (Loss) Per Share          .01           .04         (.15)         (.19)          .03          .06          .10          .13


         In the fourth quarter of 1995, the Company determined that the technology purchased from BioLumin was in-process research and development and therefore the amount allocated to this technology of $2,082,000 was expensed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10.       DIRECTORS AND OFFICERS OF REGISTRANT

               (1)     Identification of Directors:

               The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 -- Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 22, 1997 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

               (2)     Identification of Executive Officers:

               See Part I, "Executive Officers of the Registrant."

               The information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from "Additional Information - Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Proxy Statement.

                                      * * *

ITEM 11.       EXECUTIVE COMPENSATION

               Incorporated by reference from the section entitled "Additional Information -- Executive Compensation and Other Information" in the Proxy Statement.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               Incorporated by reference from the section entitled "General -- Share Ownership" in the Proxy Statement.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Incorporated by reference from the section entitled "Additional Information - Executive Compensation and Other Information -- Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of Documents filed as part of this Report

                  1. Financial Statements. The following consolidated financial statements and supplemental data are filed in Part II, Item 8 of this Annual Report on Form 10-K:

                  Report of Independent Auditors
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements
                  Unaudited Quarterly Data

                  2. Financial Statement Schedules. The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1996, is filed in Part IV, Item 14(d) of this Annual Report on Form 10-K:

                     Report of Independent Auditors on
                        Consolidated Financial Statement Schedule
                     Schedule II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                  3. (a) Exhibits - see Exhibit List below.

                     (b) Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year 1996.

         EXHIBIT LIST


Exhibit
Number     Description
------     -----------

3.2(1)     Bylaws of the Company.

3.3(2) Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on August 20, 1992.

3.4(7) Form of Amended and Restated Certificate of Incorporation of the Company, to be filed with the Delaware Secretary of State as approved by the Company's stockholders at the 1995 Annual Meeting of Stockholders.

4.1(1) Amended and Restated Information and Registration Rights Agreement, dated November 1, 1990, by and between the Company and certain investors, including Amendment No. 1 to Amended and Restated Information and Registration Rights Agreement, dated March 16, 1992, and Amendment No. 2 to Amended and Restated Information and Registration Rights Agreement, dated as of August 24, 1992.

4.2(3)     Specimen Common Stock Certificate.

10.1(1)    Form of Indemnification Agreement.

10.2(10)   Restated 1987 Stock Option Plan.

10.3       1993 Employee Stock Purchase Plan.

10.4(3) Joint Venture Agreement, dated March 31, 1992, by and between Molecular Dynamics and Junya Tominaga.

10.4A(7) Amendment to Joint Venture Agreement, dated August 18, 1994, by and between Molecular Dynamics, Inc. and Junya Tominaga.

10.5(1) International Distributor Agreement, dated October 26, 1988, by and between Molecular Dynamics Ltd. and Paul Bucher, Analytik and Biotechnologie.

10.6(1) International Distributor Agreement, dated December 31, 1988, by and between Molecular Dynamics and Molecular Dynamics, Ltd., including Amendment to Distributor Agreement, dated May 1, 1990 and Second Amendment to Distributor Agreement, dated April 21, 1992.

10.6A(7) Third Amendment to Distributor Agreement, dated April 23, 1993, by and between Molecular Dynamics, Inc. and Molecular Dynamics, Ltd.

10.7(1) Distributor Agreement, dated December 22, 1989, by and between Molecular Dynamics and Molecular Dynamics, GmbH, including Amendment to Distributor Agreement, dated May 1, 1990.

10.7A(7) Second Amendment to Distributor Agreement, dated July 30, 1994, between Molecular Dynamics and Molecular Dynamics, GmbH.

10.9(1) Lease Agreement, dated July 3, 1990, by and between Molecular Dynamics and Van Arques Investments, including Amendment No. 1 to Lease Agreement, dated November 1, 1991, Amendment No. 2 to Lease Agreement, dated November 5, 1991, and Amendment No. 3 to Lease Agreement, dated April 20, 1992.

10.16(1) Distributor Agreement, dated December 4, 1990, by and between Molecular Dynamics and Molecular Dynamics S.A.

10.17(1) OEM Agreement and Software License Agreement, dated January 1, 1991, by and between Molecular Dynamics and Silicon Graphics, Inc.

10.18(1) Technology License Agreement, dated January 16, 1991, by and between Molecular Dynamics and The Regents of the University of California.

10.19(1) Technology License Agreement, dated December 19, 1991, by and among Molecular Dynamics, Dr. Bala Manian, Lumisys, Inc. and Biometric Imaging, Inc.

10.20(1) License Agreement, dated January 1, 1992, by and between Molecular Dynamics and Fuji Photo Film Co., Ltd.

10.22(1) Foreign Trade Commission, Sale, Lease and Services Agreement, dated January 1, 1991, by and between Molecular Dynamics and Molecular Dynamics Sales Corporation.

10.23(1) Export Related Services Agreement, dated January 1, 1991, by and between Molecular Dynamics and Molecular Dynamics Sales Corporation.

10.24(4) Agreement for Sale of Assets, dated as of October 30, 1992, by and between the Company and Newport Corporation.

10.25(4) Credit Agreement, dated December 24, 1992, by and between the Company and Bank of America National Trust and Savings Association.

10.26(5) Sublease Agreement, dated April 19, 1993, by and between Molecular Dynamics, Inc. and Silicon Graphics, Inc.

10.27*(5)  Technology License Agreement, dated October 20, 1993, by and between
           Molecular Dynamics, Inc. and The Regents of the University of California.

10.28*(5)  Joint Development Agreement, dated December 31, 1993, by and between
           Molecular Dynamics and Promega Corporation.

10.29*(6)  Warrant Purchase Agreement, dated April 6, 1994, by and between
           Molecular Dynamics, Inc. and Amersham Holdings, Inc.

10.30*(6)  Warrant to Purchase 1,002,000 shares dated April 6, 1994, by and between Molecular Dynamics, Inc., Amersham Holdings, Inc. and Amersham International plc.

10.31*(6)  Standstill Agreement, dated April 6, 1994, by and between Molecular
           Dynamics, Inc., Amersham Holdings, Inc. and Amersham International plc.

10.32*(6)  Collaboration Agreement, dated April 6, 1994, by and between
           Molecular Dynamics, Inc. and Amersham International plc.

10.33*(6)  Co-Development and Co-Promotion Agreement for FluorImager Reagents,
           dated April 6, 1994, by and between Amersham International plc and Molecular Dynamics, Inc.

10.34*(6)  Cross Co-Promotion Agreement, dated April 6, 1994, by and between
           Amersham International plc and Molecular Dynamics, Inc.

10.35*(7)  Agreement in Respect of Option, Research and Development and
           Technology License, dated December 16, 1994, by and between Molecular Dynamics, Inc. and BioLumin Corporation.

10.36*(7)  Advanced Technology Program Participation Agreement, dated January
           13, 1995, by and between Molecular Dynamics, Inc. and Affymetrix,
           Inc.

10.37(8) Second Sublease by and between Molecular Dynamics, Inc. and Tetherless Access, Ltd. dated as of September 14, 1995.

10.38(9) Settlement Agreement by and between Molecular Dynamics, Inc. and Meridian Instruments, Inc. dated as of March 20, 1996.

10.39* Technology Development and Purchase Agreement between SmithKline Beecham and Molecular Dynamics dated as of November 18, 1996.

10.40 Home Loan Agreement between Jay Flatley and Molecular Dynamics, Inc. dated January 10, 1997.

"*" on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission.

         11.1    Statement regarding computation of earnings (loss) per share.

         22.1(1) Subsidiaries of the Company.

         23.1    Consent of KPMG Peat Marwick LLP.

(1)              Incorporated by reference from an identically numbered exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-46497) declared effective by the Securities and Exchange Commission on February 5, 1993.

(2)              Incorporated by reference from an identically numbered exhibit filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-46497) declared effective by the Securities and Exchange Commission on February 5, 1993.

(3)              Incorporated by reference from an identically numbered exhibit filed with Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-46497) declared effective by the Securities and Exchange Commission on February 5, 1993.

(4)              Incorporated by reference from an identically numbered exhibit filed with Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 33-46497) declared effective by the Securities and Exchange Commission on February 5, 1993.

(5)              Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-19955) filed with the Securities and Exchange Commission on April 4, 1994, as amended by the Company's Amendment to Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on May 12, 1994.

(6)              Incorporated by reference from an identically numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1994 (File No. 0-19955) filed with the Securities and Exchange Commission on August 17, 1994.

(7)              Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K (file No. 0-19955), filed with the Securities and Exchange Commission on April 3, 1995, as amended by the Company's Amendment to Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on May 5, 1995, as further amended by the Company's Second Amendment to Annual Report on Form 10-K/A-2, as filed with the Securities and Exchange Commission on August 14, 1995.

(8)              Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-19955), filed with the Securities Exchange Commission on March 29, 1996, as amended by the Company's Amendment to Annual Report on Form 10-K/A, filed with the Securities and Exchange commission on April 4, 1996, as further amended by the Company's Second Amendment to annual Report on form 10-K/A-2, as filed with the Securities and Exchange Commission on January 10, 1997.

(9)              Incorporated by reference from an identically numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (File No. 0-19955) filed with the Securities and Exchange Commission on August 13, 1996, as amended by the company amendment to Quarterly Report on From 10-Q/A, filed with the Securities and Exchange commission on January 10, 1997.

(10)             Incorporated by reference from an identically numbered exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-09561) filed with the Securities and Exchange Commission on August 5, 1996.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California on this 28th day of March, 1997.

                                   MOLECULAR DYNAMICS, INC.


                                   By:      /s/ Jay Flatley
                                            ------------------------------------
                                            Jay Flatley
                                            President, Chief Executive Officer,
                                            Chief Operating Officer, Acting
                                            Chief Financial Officer and Member
                                            of the Board of Directors

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                                       Date
---------                            -----                                       ----

/s/ Jay Flatley                      President, Chief Executive                  March 28, 1997
-------------------------------      Officer, Chief Operating Officer,
(Jay Flatley)                        Acting Chief Financial Officer
                                     and Director (Principal Executive
                                     and Financial Officer)

/s/ Lynne R. Wagoner                 Director of Finance                         March 28, 1997
-------------------------------      (Principal Accounting Officer)
(Lynne R. Wagoner)

/s/ James M. Schlater                Chairman of the Board of Directors          March 28, 1997
-------------------------------
(James M. Schlater)

/s/ C. Woodrow Rea                   Director                                    March 28, 1997
-------------------------------
(C. Woodrow Rea)

/s/ Robert Keeley                    Director                                    March 28, 1997
-------------------------------
(Robert Keeley)

/s/ Janice M. LeCocq                 Director                                    March 28, 1997
-------------------------------
(Janice M. LeCocq)

/s/ Jack Lloyd                       Director                                    March 28, 1997
-------------------------------
(Jack Lloyd)

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                              Page
                                                                             Number

Report of Independent Auditors on Consolidated Financial Statement Schedule   II-1

Schedule II Valuation and Qualifying Accounts                                 II-2

ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE

REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS, ON FINANCIAL STATEMENT SCHEDULE


                         Report of Independent Auditors



The Board of Directors and Stockholders
Molecular Dynamics, Inc.:


Under date of January 23, 1997, we reported on the consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Palo Alto, California
January 23, 1997

                                                                     SCHEDULE II

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts


                                    Balance at           Charged to
                                     Beginning            Costs and                                 Balance at
        Description                   of Year             Expenses             Deductions           End of Year
        -----------                   -------             --------             ----------           -----------
Year ended
December 31, 1994
  Allowance for
  doubtful accounts                 $  193,000               58,000                    --           $  251,000
  Accrued warranty
  costs                             $  521,000            1,163,000              (947,000)          $  737,000
Year ended
December 31, 1995
  Allowance for
  doubtful accounts                 $  251,000               30,000                    --           $  281,000
  Accrued warranty
  costs                             $  737,000              859,000              (929,000)          $  667,000
Year ended
December 31, 1996
  Allowance for
  doubtful accounts                 $  281,000               30,000               (57,000)          $  254,000
  Accrued warranty
  costs                             $  667,000            1,669,000            (1,292,000)        $  1,044,000