Form 10-K/A
period 1996-12-29
MOLECULAR DYNAMICS INC
filed 1997-03-31
CIK 885263

                                  FORM 10-K/A

                                AMENDMENT No. 1

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

                  The Company has 103 direct sales, marketing and service personnel, supported by an in-house staff of application specialists. U.S. sales, marketing and service are handled by 72 individuals located throughout the country. In Europe and the Pacific Rim, the Company has 31 direct sales, marketing and service personnel and 30 distributors. The Company moved its European headquarters from the United Kingdom to the Netherlands in 1995. This headquarters is responsible for support for the Company's subsidiaries in the UK, Germany and France. The Netherlands subsidiary also selects and supports independent distributors throughout Europe and in the Middle East. Sales in the Pacific Rim and elsewhere are managed from the Company's Sunnyvale, California headquarters. The Company's wholly-owned subsidiary in Japan provides direct sales and support of its products in that country. Additionally, the Company sells through a wholly-owned subsidiary in Australia, and operates through specialized distributors in India, Taiwan, Korea, China, New Zealand, Mexico and Hong Kong. Approximately $21,588,000, $19,224,000 and $12,914,000, or 44%, 49%
and 38% of the Company's sales in 1996, 1995 and 1994, respectively, were to markets outside the United States. Foreign sales are denominated in both U.S. dollars and local currencies, and it is the Company's policy to hedge accounts receivable denominated in foreign currencies which result from foreign sales. The Company periodically reviews international prices for its products and makes appropriate adjustments to account for currency fluctuations.


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

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The current executive officers of the Company and their respective ages and positions are as follows:

Name                            Age            Position
----                            ---            --------
James M. Schlater               60             Chairman of the Board of Directors

Jay Flatley                     44             President, Chief Executive Officer, Chief Operating
                                               Officer, Acting Chief Financial Officer and Director

David L. Barker                 55             Vice President, Scientific Development

Bud L. Bromley                  47             Sr. Vice President, Sales and Marketing

Bruce K. Leisz                  45             Vice President, Operations

                  Officers are elected by and serve at the discretion of the Board of Directors.

                  Mr. Schlater, a co-founder of the Company, has served as a director of the Company since September 1987, and was appointed Chairman of the Board of Directors in August 1991. From August 1991 to July 1994, he served as Chief Executive Officer of the Company. From September 1987 to August 1991, he served as President and Chief Financial Officer. Prior to co-founding the Company, Mr. Schlater co-founded Applied Biosystems, Inc., a bioanalytical research instrumentation company, and served as a Senior Vice President responsible for sales and marketing from October 1981 to January 1987.

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

         Gross Margins. Gross margins were 56.5% and 55.0% in 1996 and 1995, respectively. The increase in gross margins is primarily due to the increase in the percentage of revenue contributed by instruments compared to lower margin service and accessories, and to an increase in sales of the Storm products, which have higher gross margins than certain of the Company's other products.

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


                                             KPMG Peat Marwick LLP

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
                                                 ==========       ==========       ==========        ==========        ==========


                                                    Cumulative                                             Total
                                                    Translation             Treasury Stock              Stockholders'
                                                    Adjustment         Shares            Amount            Equity
                                                    ----------         ------            ------            ------
Balances, December 31, 1993                        $      (65)               --        $       --        $   41,418

Exercise of stock options                                  --                --                --               129
Sale of common stock under
     employee stock purchase plan                          --                --                --               809

Translation adjustment                                     66                --                --                66
Unrealized loss on short-term investments                  --                --                --              (497)
Treasury stock acquired                                    --          (143,231)             (916)             (916)
Treasury stock reissued                                    --            28,076               178               149
Net loss                                                   --                --                --            (4,704)
                                                   ----------        ----------        ----------        ----------

Balances, December 31, 1994                                 1          (115,155)             (738)           36,454

Exercise of stock options                                  --                --                --                36
Treasury stock reissued in connection
     with exercise of stock options                        --           121,974               785               482
Sale of common stock under
     employee stock purchase plan                          --                --                --                35
Treasury stock reissued in connection
     with employee stock purchase plan                     --           134,581               860               737
Translation adjustment                                     10                --                --                10
Unrealized gain on short-term investments                  --                --                --               540
Treasury stock acquired                                    --          (270,000)           (1,662)           (1,662)
Net loss                                                   --                --                --            (2,987)
                                                   ----------        ----------        ----------        ----------
Balances, December 31, 1995                                11          (128,600)             (755)           33,645

Treasury stock reissued in connection
     with exercise of stock options                        --           109,878               691               475
Treasury stock reissued in connection
     with employee stock purchase plan                     --           159,422               976               886
Tax benefit of employee stock transactions                 --                --                --                90
Translation adjustment                                    (97)               --                --               (97)
Unrealized loss on short-term investments                  --                --                --               (38)
Treasury stock acquired                                    --          (586,500)           (4,855)           (4,855)
Net income                                                 --                --                --             3,408
                                                   ----------        ----------        ----------        ----------
Balances, December 31, 1996                        $      (86)         (445,800)       $   (3,943)       $   33,514
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

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

         (j)      Foreign Currency Translation

                  The functional currency for the Company's foreign subsidiaries is the local currency, except for the administrative subsidiary established in the Netherlands in 1995, for which the U.S. dollar is the functional currency. The financial statements of the subsidiaries, other than those of the Netherlands, are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Realized gains and losses on foreign currency transactions are included in other income and expenses.

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

                  Securities Available-for-Sale - In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities, consisting of U.S. government securities, corporate securities and certificates of deposit, are stated at fair market value and are considered to be available-for-sale. Unrealized gains and unrealized losses, which are considered to be temporary, are reported as a separate component of stockholders' equity. Realized gains and losses and the amortized cost basis of investments are determined by specific identification. The fair market values of securities available-for-sale are based on quoted market prices at the reporting date for those investments.

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
                                                                                      ======             ======

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(3)       Securities Available-for-Sale

         The following is a summary of the fair market value of securities available-for-sale (in thousands):

                                                December 31,
                                            ---------------------
                                             1996          1995
                                             ----          ----
           U.S. government securities       $10,097       $12,003
           Corporate securities               3,625         1,880
           Certificates of deposit            1,889         1,511
                                            -------       -------
                                             15,611        15,394
           Less cash equivalents              2,994           499
                                            -------       -------
                                            $12,617       $14,895
                                            =======       =======


          As of December 31, 1996, the Company's investments are scheduled to mature as follows (in thousands):

         Maturity               Fair Market Value
         --------               -----------------
           Less than one year       $11,266
           1-3 years                  4,345
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

 (7)     Collaboration with Affymetrix, Inc.

         In the fourth quarter of 1994, a consortium led by Affymetrix, Inc. (Affymetrix) and the Company was awarded funding from the Advanced Technology Program (ATP) of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The Company has received notification from NIST that funding has been authorized for the remaining term of the grant, which ends in January 2000. The two companies will receive up to $31 million in matching funds to be divided 33% to the Company and 67% to Affymetrix over the five years of the grant period beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $12 million of the $31 million was available for the first two years of the grant period, which ended in January 1997. In 1996 and 1995, the Company recognized credits to its expenses of approximately $1.9 million and $1.5 million, and reduced its capitalized software by $337,000 and $134,000, respectively, representing support from the grant. Over the five-year term of the project, the Company will fund $10.7 million and receive matching funds of $10.7 million, for a total expenditure of $21.4 million. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics.

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

10.2       Restated 1987 Stock Option Plan.

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



                                             KPMG Peat Marwick LLP
Palo Alto, California
January 23, 1997

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