Form 10-Q
period 1997-03-30
MOLECULAR DYNAMICS INC
filed 1997-05-12
CIK 885263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997.

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                                                  COMMISSION FILE NUMBER 0-19965



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

                                                 [X] Yes [ ] No


As of April 27, 1997, 10,125,414 shares of Common Stock of the Registrant were outstanding.

                            MOLECULAR DYNAMICS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements                                           Page(s)
                                                                            -------
             Condensed Consolidated Balance Sheets
             March 31, 1997 and December 31, 1996 ..............................3

             Condensed Consolidated Statements of Income
             Three months ended March 31, 1997 and 1996 ........................4

             Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 1997 and 1996.........................5

             Notes to Interim Condensed Consolidated Financial Statements.......6-7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................8-10


PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...................................11

Signatures   ...................................................................12

PART I.                    FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      MARCH 31,       DECEMBER 31,
                                                                        1997               1996
                                                                        ----               ----
                                                                     (Unaudited)
ASSETS

Current assets:
         Cash and cash equivalents                                     $  5,522        $  8,024
         Securities available-for sale                                   14,623          12,617
         Accounts receivable, net                                        12,842          12,561
         Inventories                                                      8,854           6,869
         Prepaids and other current assets                                  479             347
                                                                       --------        --------
                  Total current assets                                   42,320          40,418

Property and equipment, net                                               3,509           2,997
Other assets, net                                                         2,424           2,628
                                                                       --------        --------
                  Total assets                                         $ 48,253        $ 46,043
                                                                       ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                              $  4,261        $  3,264
         Accrued expenses                                                 4,191           5,073
         Factoring liability                                              1,061           1,124
         Unearned revenue and customer advances                           2,364           3,068
                                                                       --------        --------
                  Total current liabilities                              11,877          12,529
                                                                       --------        --------
Stockholders' equity:
         Common stock and additional paid-in capital                     38,714          39,964
         Accumulated deficit                                             (1,366)         (2,426)
         Cumulative translation adjustment                                 (133)            (86)
         Unrealized (loss) gain on short-term investments                   (35)              5
         Less 83,442 and 445,800 shares of common stock
                  in treasury in 1997 and 1996, respectively,
                  at cost                                                  (804)         (3,943)
                                                                       --------        --------
                  Total stockholders' equity                             36,376          33,514
                                                                       --------        --------
                  Total liabilities and stockholders' equity           $ 48,253        $ 46,043
                                                                       ========        ========

See accompanying notes

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED
                                              MARCH 31,
                                              ---------
                                          1997          1996
                                        --------      --------

 Sales and other revenue                $13,006        $10,884
 Cost of sales and other revenue          5,547          4,750
                                        -------        -------

        Gross margin                      7,459          6,134
                                        -------        -------

Operating expenses:

     Research and development             2,070          1,604
     Sales and marketing                  3,244          3,659
     General and administrative           1,172            803
                                        -------        -------

        Total operating expenses          6,486          6,066
                                        -------        -------

        Operating income                    973             68

Interest income, net                        274            212
Other (expense) income, net                 (43)            18
                                        -------        -------

        Income before income taxes        1,204            298

Income tax expense                          144             12
                                        -------        -------

        Net income                      $ 1,060        $   286
                                        =======        =======

Net income per share                    $  0.10        $  0.03
                                        =======        =======

Weighted average shares and common
stock equivalents used to compute
net income per share                     11,068         10,892
                                        =======        =======


See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
                                                                                  1997             1996
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                            $   1,060        $   286
         Adjustments to reconcile net income to net cash
         used by operating activities:
                  Depreciation and amortization                                      448            453
                  Loss on disposition of assets                                        5             41
                  Changes in items affecting operations:
                           Accounts receivable                                      (582)        (1,006)
                           Inventories                                            (2,017)          (136)
                           Prepaids and other current assets                        (133)          (312)
                           Accounts payable and other current liabilities           (403)        (1,787)
                                                                               ---------        -------
                  Net cash used by operating activities                           (1,622)        (2,461)
                                                                               ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                        (831)          (330)
         Capitalized software development costs                                     (136)          (173)
         Purchases of securities available-for-sale                              (10,921)        (3,793)
         Maturities and sales of securities available-for-sale                     8,876          6,621
         Other assets                                                                157             27
                                                                               ---------        -------
                  Net cash (used in) provided by investing activities             (2,855)         2,352
                                                                               ---------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Reissuance of treasury stock                                              1,888            455
         Net decrease in factoring liability                                         (62)            --
                                                                               ---------        -------
                  Net cash provided by financing activities                        1,826            455
                                                                               ---------        -------

Effect of exchange rate changes on cash                                              149             53
                                                                               ---------        -------
Net (decrease) increase in cash and cash equivalents                              (2,502)           399
Cash and cash equivalents at beginning of period                                   8,024          2,727
                                                                               ---------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   5,522        $ 3,126
                                                                               =========        =======


SUPPLEMENTARY CASH FLOW INFORMATION:
         Cash paid:
                  Interest                                                     $       5        $     1
                                                                               =========        =======
                  Income taxes                                                 $      86        $     2
                                                                               =========        =======


See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES


          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - Basis of Presentation

         The accompanying condensed consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries (Molecular Dynamics or the Company) as of March 31, 1997 and December 31, 1996 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996 have been prepared on substantially the same basis as are the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 included in the Company's Form 10-K/A.

         For clarity of presentation the Company has indicated that its first quarter ended March 31 and its fiscal year ended December 31, whereas in fact, the Company's first quarter for fiscal years 1997 and 1996 ended on March 30, 1997 and March 31, 1996, respectively, and its fiscal year ended December 29, 1996.

NOTE 2 - Inventories

         Inventories consisted of (in thousands):

                                     March 31,   December 31,
                                       1997          1996
                                       ----          ----

                Raw material          $3,868       $3,045
                Work-in-process        2,238        1,786
                Finished goods         2,748        2,038
                                      ------       ------
                                      $8,854       $6,869
                                      ======       ======

NOTE 3 - Earnings per Share

         Net income per share amounts are based on the weighted average number of common shares and common stock equivalents, where dilutive, outstanding during the period. Common stock equivalents arise from outstanding stock options and are computed using the treasury stock method.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.128), which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997; earlier application is not permitted. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements, although the two amounts may round to the same number. The Company has not yet analyzed how the calculation of diluted earnings per share will compare to primary or fully diluted earnings per share amounts. All prior period earnings per share amounts will be restated upon adoption.

NOTE 4. - Collaboration with Affymetrix, Inc.

In the third quarter of 1994, a consortium led by Affymetrix, Inc. and the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The two companies will receive up to $31 million in matching funds to be divided 33% to the Company and 67% to Affymetrix over the five years of the grant beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $12 million of the $31 million was available for the first two years of the grant period, which ended in January 1997. The Company has received notification from NIST that funding has been authorized for the remaining term of the grant, which ends in January 2000. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In the first quarter of 1997 and 1996, the Company recognized credits to its expenses of approximately $614,000 and $519,000, respectively, and reduced its capitalized software by $125,000 and $77,000, respectively, representing support from the grant.

NOTE 5. - Stock Repurchase Program

In May 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market, and in February 1997 the Board increased this amount by 500,000 shares. The Company has purchased approximately 1,000,000 shares under this program as of March 31, 1997. Of these, approximately 916,000 shares were reissued under the Company's Stock Option and Employee Stock Purchase Plans, of which approximately 362,000 shares were reissued during the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

         Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors That May Affect Future Results".

RESULTS OF OPERATIONS

Sales and other revenue. The Company's sales and other revenue of $13.0 million in the first quarter of 1997 represented an increase of 19% from sales of $10.9 million in the first quarter of the prior year. This increase resulted primarily from sales of the Company's Storm(TM) products, which the Company began to sell in the third quarter of 1995. Also, the Company recognized revenue in the first quarter of 1997 pursuant to an agreement for early access to technology for the analysis of DNA in microarrays. The Company sells its products in North America, Europe, Japan and Australia. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales by $518,000 between the 1997 and 1996 periods.

Gross margin. Gross margin for the first quarter of 1997 was 57.4% compared to 56.4% for the same period in the prior year. The increase in gross margin was primarily due to revenue recognized by the Company pursuant to an agreement under which the Company is providing early access to technology for the analysis of DNA in microarrays, with no associated cost of revenue.

Research and development. Research and development expenses for the first quarter of 1997 were $2.1 million, which represented a 29% increase over expenses of $1.6 million for the first quarter of 1996. This resulted from the expansion of a number of major development programs, but was partially offset by support from the Company's NIST grant. This expansion, which was offset by the increase in revenue, resulted in research and development expenses increasing as a percentage of revenue to 16% in the first quarter of 1997, from 15% in the first quarter of 1996. Research and development expenses for the first quarter of 1997 and 1996 were reduced by $614,000 and $519,000, respectively, of credits, representing support from the Company's NIST grant.

Sales and marketing. Sales and marketing expenses for the first quarter of 1997 were $3.2 million as compared to $3.7 million in the first quarter of 1996. This decrease was due to increased efficiency, and improved resource allocation within the Company's sales and marketing departments. This decrease, combined with the increase in revenue, resulted in sales and marketing expenses decreasing as a percentage of revenue to 25% in the first quarter of 1997 from 34% in the first quarter of 1996.

General and administrative. General and administrative expenses for the first quarter of 1997 were $1.2 million as compared to $803,000 in the first quarter of 1996. General and administrative expenses, as a percentage of revenue, increased to 9% in the first quarter of 1997 from 7% in the first quarter of 1996, primarily due to increased legal expenses associated with general and patent litigation issues, partially offset by the increase in revenue.

Provision for income taxes. During the first quarter of 1997, the Company recorded a tax expense utilizing an effective tax rate of 12%, as compared to a rate of 4% for the first quarter of 1996. The increased tax rates in 1997 are attributable to the complete utilization of several state net operating loss carryovers, resulting in state regular taxes, while the low tax rates in 1996 are attributable to usage of net operating loss carryovers, and consist of state and federal Alternative Minimum Taxes.

Net income per share. The Company generated net income per share of $.10 in the first quarter of 1997 as compared to net income per share of $.03 in the first quarter of 1996. This improvement is due primarily to the increase in revenue and gross margins, partially offset by the increases in operating expenses discussed above. Weighted average shares outstanding used to compute net income per share increased to 11.1 million shares for the first quarter of 1997 as compared to 10.9 million shares for the first quarter of 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.128), which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997; earlier application is not permitted. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements. The Company has not yet analyzed how the calculation of diluted earnings per share will compare to primary or fully diluted earnings per share amounts. All prior period earnings per share amounts will be restated upon adoption.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company believes that results of operations in any quarterly period may be impacted by factors that have occurred in the past, and may occur in the future, such as the effect of announcements of new competitive products, order deferrals in anticipation of new product releases, decisions to invest in research and development programs, delays in the shipment of new products, difficulty in acquiring critical product components of acceptable quality and in required quantity, increased competition, a slower growth rate in the Company's target markets, or lack of market acceptance of new products, reduction or delay of government and private sector funding of research activities, legal expenses or adverse changes in economic conditions in any of the countries in which the Company does business. Also, with a significant portion of net sales and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies such as those that occurred in the first quarter of 1997 could affect the Company's results of operations and financial condition in a particular quarter. There can be no assurance that the Company will be able to grow in future periods or continue profitability on a quarterly basis.

Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. The Company typically recognizes a substantial portion of sales near the end of a quarter. Therefore, as has happened in the past, the Company may not become aware of such shortfalls until late in a quarter, which may result in an adverse effect on the trading price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 1997 was $30.4 million, compared to $27.9 million at December 31, 1996, primarily as a result of the issuance of treasury stock in connection with the Company's Employee Stock Purchase Plan.

The Company's principal commitments at March 31, 1997 consisted of obligations under operating leases for facilities and equipment. Long-term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies or businesses complementary to the Company's business. The Company believes its cash, securities available-for-sale, and cash flows from operating activities will be sufficient to satisfy its working capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION



       Item 6:  Exhibits and Reports on Form 8-K

                (a) Exhibit 11.1 - Statement re Computation of Net Income Per Share

                (b) Exhibit 27.1 - Financial Data Schedule (Edgar version only)

                (c) There were no reports on Form 8-K during the quarter ended March 31, 1997.

                            MOLECULAR DYNAMICS, INC.


                                   SIGNATURES


Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MOLECULAR DYNAMICS, INC.
                                             (Registrant)


Date:  May 12, 1997                     By: /s/ Jay  Flatley
       ------------                         -----------------------------------
                                                Jay  Flatley
                                                President, Chief  Executive
                                                Officer & Acting Chief Financial
                                                Officer

Date:  May 12, 1997                     By: /s/  Lynne R. Wagoner
       ------------                         -----------------------------------
                                                 Lynne R. Wagoner
                                                 Director of Finance
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Exhibit
      No.                          Description
    -------                        -----------
      11.1                    Statement re: Computation of Net Income Per Share



      27.1                    Financial Data Schedule (Edgar version only)