Form 10-Q
period 1997-06-30
MOLECULAR DYNAMICS INC
filed 1997-08-12
CIK 885263

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                                                  COMMISSION FILE NUMBER 0-19955
                                                                         -------


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

                                                      [X]  Yes       [ ] No


As of July 27, 1997, 10,214,449 shares of Common Stock of the Registrant were outstanding.

                               MOLECULAR DYNAMICS, INC.

                                        INDEX



                            PART I.  FINANCIAL INFORMATION

                                                                         PAGE(S)
Item 1.  Financial Statements                                            -------


         Condensed Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996...........................     3

         Condensed Consolidated Statements of Income
         Three and six months ended June 30, 1997 and 1996.............     4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 1997 and 1996.......................     5

         Notes to Interim Condensed Consolidated Financial Statements..     6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................     8-11


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders...........     12

Item 6.  Exhibits and Reports on Form 8-K..............................     13

Signatures.............................................................     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     JUNE 30,     DECEMBER 31,
                                                       1997           1996
                                                       ----           ----
                                                   (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                        $ 8,568        $ 8,024
   Securities available-for-sale                     11,874         12,617
   Accounts receivable, net                          14,025         12,561
   Inventories                                        9,105          6,869
   Prepaids and other current assets                    671            347
                                                    -------        -------
      Total current assets                           44,243         40,418

Property and equipment, net                           4,086          2,997
Other assets, net                                     2,457          2,628
                                                    -------        -------

      Total assets                                  $50,786        $46,043
                                                    -------        -------
                                                    -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $ 2,777        $ 3,264
   Accrued expenses                                   5,365          5,073
   Factoring liability                                1,514          1,124
   Unearned revenue and customer advances             3,020          3,068
                                                    -------        -------
      Total current liabilities                      12,676         12,529
                                                    -------        -------


Stockholders' equity:
   Common stock and additional paid-in capital       38,484         39,964
   Retained earnings (accumulated deficit)              168         (2,426)
   Cumulative translation adjustment                   (142)           (86)
   Unrealized gain on securities available-for-sale       1              5
   Less 41,528 and 445,800 shares of common
      stock in treasury in 1997 and 1996,
      respectively, at cost                            (401)        (3,943)
                                                    -------        -------

      Total stockholders' equity                     38,110         33,514
                                                    -------        -------

      Total liabilities and stockholders' equity    $50,786        $46,043
                                                    -------        -------
                                                    -------        -------
SEE ACCOMPANYING NOTES.

                      MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                      1997           1996           1997           1996
                                                      ----           ----           ----           ----
Sales and other revenue                           $  13,880      $  12,151      $  26,886      $  23,035
Cost of sales and other revenue                       6,149          5,191         11,697          9,941
                                                  ---------      ---------      ---------      ---------

         Gross profit                                 7,731          6,960         15,189         13,094
                                                  ---------      ---------      ---------      ---------

Operating expenses:
    Research and development                          1,614          1,743          3,684          3,347
    Sales and marketing                               3,641          3,804          6,885          7,463
    General and administrative                        1,026            882          2,198          1,685
                                                  ---------      ---------      ---------      ---------

         Total operating expenses                     6,281          6,429         12,767         12,495
                                                  ---------      ---------      ---------      ---------

         Operating income                             1,450            531          2,422            599

Interest income, net                                    241            162            516            374
Other income                                             50              7              7             26
                                                  ---------      ---------      ---------      ---------

         Income before income taxes                   1,741            700          2,945            999

Income taxes                                            209             70            353             82
                                                  ---------      ---------      ---------      ---------

         Net income                               $   1,532      $     630      $   2,592      $     917
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

Earnings per share                                $     .14      $     .06      $     .23      $     .09
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

Shares used to compute earnings per share            11,219         10,681         11,144         10,687
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------


SEE ACCOMPANYING NOTES.

                  MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                            --------
                                                                      1997            1996
                                                                      ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net cash used in operating activities                      (1,163)           (921)
                                                                  --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (1,393)           (556)
    Capitalized software development costs                            (312)           (264)
    Purchases of securities available-for-sale                     (22,071)         (6,594)
    Maturities and sales of securities available-for-sale           22,811          11,564
    Other assets                                                       147              17
                                                                  --------         -------
         Net cash (used in) provided by investing activities          (818)          4,167
                                                                  --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                           -            (650)
    Reissuance of treasury stock                                     2,061             478
    Net increase in factoring liability                                390               -
                                                                  --------         -------
         Net cash provided by (used in) financing activities         2,451            (172)
                                                                  --------         -------

Effect of exchange rate changes on cash                                 74             133
                                                                  --------         -------
Net increase in cash and cash equivalents                              544           3,207
Cash and cash equivalents at beginning of period                     8,024           2,727
                                                                  --------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  8,568         $ 5,934
                                                                  --------         -------
                                                                  --------         -------

SEE ACCOMPANYING NOTES.

                      MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES


             NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

    The accompanying condensed consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries (Molecular Dynamics or the Company) as of June 30, 1997 and December 31, 1996 and the related condensed consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared on substantially the same basis as are the annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 included in the Company's Form 10-K/A.

    For clarity of presentation the Company has indicated that its second quarters ended June 30 and its fiscal year ended December 31, whereas in fact, the Company's second quarters for fiscal years 1997 and 1996 ended on June 29, 1997 June 30, 1996, respectively, and its fiscal year ended December 29, 1996.

NOTE 2 - INVENTORIES

    Inventories consisted of (in thousands):

                                     June 30,                December 31,
                                       1997                     1996
                                       ----                     ----
         Raw material                $ 4,491                  $ 3,045
         Work-in-process               2,096                    1,786
         Finished goods                2,518                    2,038
                                     -------                  -------
                                     $ 9,105                  $ 6,869
                                     -------                  -------
                                     -------                  -------

NOTE 3 - NEW ACCOUNTING STANDARDS

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

NOTE 4. - COLLABORATION WITH AFFYMETRIX, INC.

In the third quarter of 1994, a consortium led by Affymetrix, Inc. and the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The two companies will receive up to $31 million in matching funds to be divided 33% to the Company and 67% to Affymetrix over the five years of the grant beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $12 million of the $31 million was available for the first two years of the grant period, which ended in January 1997. The Company has received notification from NIST that funding has been authorized for the remaining term of the grant, which ends in January 2000. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In the second quarter and first six months of 1997, the Company recognized credits to expenses of approximately $771,000 and $1.4 million, respectively, representing support from the grant, compared to $475,000 and $994,000 in the prior year periods. In addition, in the second quarter and first six months of 1997, the Company reduced its capitalized software by approximately $123,000 and $248,000, respectively, compared to $77,000 and $156,000 in the prior year periods, respectively, representing support from the grant.

NOTE 5. - TECHNOLOGY ACCESS PROGRAM

The Company and Amersham Life Science Ltd. are developing systems for fluorescence analysis of DNA in microarrays. The two companies are pursuing agreements with genomics, pharmaceutical and biotechnology companies to provide them with microarray systems prior to their release to the general market, in exchange for funding and collaborative expertise. In November 1996, the Company entered into one agreement for early access to this technology. During the second quarter of 1997, the companies entered into two new technology access agreements. Subsequent to June 30, two additional agreements have been signed.

NOTE 6. - STOCK REPURCHASE PROGRAM

In May 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market, and in February 1997 the Board increased this amount by 500,000 shares. The Company has purchased approximately 1,000,000 shares under this program as of June 30, 1997. Of these, approximately 958,000 shares were reissued under the Company's Stock Option and Employee Stock Purchase Plans, of which approximately 404,000 shares were reissued during the first half of 1997.

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

RESULTS OF OPERATIONS

SALES AND OTHER REVENUE. The Company's second quarter 1997 sales and other revenue of $13.9 million increased 14% from sales and other revenue of $12.2 million in the second quarter of 1996. This increase resulted primarily from recognition of revenue pursuant to agreements for early access to technology for the analysis of DNA in microarrays and increases in sales of the Company's BioLumin-Registered Trademark- microplate reader, offset by decreases in sales of the Storm-TM- product line. Additionally, sales and other revenue for the six months ended June 30, 1997 were $26.9 million, an increase of 17% from sales of $23.0 million in the comparable prior year period. This increase resulted primarily from recognition of revenue pursuant to agreements for early access to technology for the analysis of DNA in microarrays and increases in sales of the Company's BioLumin-Registered Trademark- microplate reader products. The Company sells its products in North America, Europe, Japan and Australia. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales and other revenue by approximately $627,000 for the six months ended June 30, 1997 compared to the prior-year period. Foreign currency fluctuations for the second quarter of 1997 had the effect of decreasing the Company's sales and other revenue by approximately $155,000 compared to the prior year period.

GROSS MARGINS. Gross margins for the second quarter and first six months of 1997 were 55.7% and 56.5%, respectively, compared to 57.3% and 56.8% in each of the respective prior year periods. The decrease in gross margins during the second quarter is primarily due to increased sales of lower-margin instruments and pre-commercial microarray systems. Although similar factors impacted the comparable six-month periods, such factors were offset by an increase in the technology access fees associated with the Company's Technology Access Program for microarray systems, with no associated cost of revenue, and slight increases in sales of higher margin instruments during the first half of 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter and first six months of 1997 were $1.6 and $3.7 million, respectively, compared to $1.7 and $3.3 million in the respective prior year periods. The small difference between the second quarter and the prior year period was the result of an increase in spending on development programs, offset by credits representing support of those programs from the Company's NIST Grant, and credits representing funding from the Company's program for early access to technology for the analysis of DNA in microarrays. The 10% increase between the six month periods resulted from the expansion of major development programs. Research and development expenses decreased as a percentage of sales and other revenue to 12% and 14% in the second quarter of 1997 and first six months of 1997, respectively, compared to 14% and 15% in the prior-year periods, primarily due to the increase in revenue between the two periods. Research and development expenses for the second quarter and first six months of

1997 were reduced by $771,000 and $1,384,000, respectively, of credits representing support from the Company's NIST grant, compared to $475,000 and $994,000 of credits in the prior year periods. . In addition, in the second quarter and first six months of 1997, the company reduced its capitalized software by approximately $123,000 and $248,000, respectively, compared to $77,000 and $156,000 in the prior year periods, respectively, representing support from the grant.

SALES AND MARKETING. Sales and marketing expenses for the second quarter and first six months of 1997 were $3.6 and $6.9 million as compared to $3.8 and $7.5 million in the respective prior year periods. The decreases in 1997 are primarily the result of improved resource allocations within the Company's sales and marketing departments and improved efficiency. As a percentage of revenues, sales and marketing expenses decreased to 26% for both the second quarter and first six months of 1997, respectively, from 31% and 32% in the respective prior periods, due both the decrease in expenses and to the increase in revenues. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales and marketing expenses by approximately $185,000 for the six months ended June 30, 1997 compared to the prior-year period. Foreign currency fluctuations for the second quarter of 1997 had the effect of decreasing the Company's sales and marketing expenses by approximately $81,000 compared to the prior year period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter and first six months of 1997 were $1.0 million and $2.2 million, as compared to $882,000 and $1.7 million in the respective prior periods. These increases were primarily due to legal expenses associated with patent and general litigation issues. General and administrative expenses, as a percentage of revenue, were unchanged at 7% for the second quarter of 1997 and 1996, since the increase in expense was offset by the increase in revenues. These expenses increased to 8% from 7% of revenues in the respective six-month periods, primarily due to increased expenses not completely offset by the increase in sales and other revenue.

PROVISION FOR INCOME TAXES. During the second quarter and first six months of 1997, the Company recorded tax expense utilizing an annual effective tax rate of 12% as compared to a rate of 8% for the second quarter and first half of 1996. The increased tax rates in 1997 are attributable to the complete utilization of several state net operating loss carryovers, resulting in state regular taxes, while the low tax rates in 1996 are attributable to usage of net operating loss carryovers, and consist of state and federal Alternative Minimum Taxes.

EARNINGS PER SHARE.   The Company generated earnings per share of $.14 and
$.23, respectively, in the second quarter and first six months of 1997 as compared to earnings per share of $.06 and $.09 in the respective comparable periods of 1996. This improvement is due primarily to the increase in revenue and expense controls. Weighted average shares outstanding used in computing earnings per share were 11.2 million and 11.1 million shares, respectively, for the second quarter and first six months of 1997 as compared to 10.7 million shares for both the comparable periods in 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the introduction or shipment of new products, delays in the expected signing of agreements for early access to technology, difficulty in acquiring critical product components of acceptable quality and in required quantity, the effect of announcements of new competitive products, increases in legal expenses, increased competition, changes in the Company's product mix, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, reduction or delay of government and private sector funding of research activities, or adverse changes in economic conditions in any of the countries in which the Company does business.

Also, during periods when a significant portion of net sales and net income are contributed by international operations, fluctuations of the U.S. dollar against foreign currencies such as those that have occurred in the past could affect the Company's results of operations and financial condition in a particular quarter. There can be no assurance that the Company will be able to grow in future periods or continue profitability on a quarterly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 1997 was $31.5 million, compared to $27.9 million at December 31, 1996. During the first six months of the year, the issuance of treasury stock for employee stock option and purchase plans was the source of approximately $2.0 million of working capital, and working capital was used to purchase approximately $1.4 million in fixed assets, primarily related to expansion of the Company's facilities.

The Company's principal commitments at June 30, 1997 consisted of obligations under operating leases for facilities and equipment. Long term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies or businesses complementary to the Company's business. The Company believes its cash, securities available-for-sale, and cash flows from operating activities will be sufficient to satisfy its working capital requirements for the foreseeable future.

NEW ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.128), which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997; earlier application is not permitted. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements, although the two amounts may round to the same number. The Company has not yet analyzed how the calculation of diluted earnings per share will compare to primary or fully diluted earnings per share amounts. All prior period earnings per share amounts will be restated upon adoption.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Earlier application is permitted. The Company will make the required reporting of comprehensive income in its consolidated financial statements for the fiscal year ending December 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of a Business Enterprise" (SFAS 131) which will be effective for financial statements beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. Earlier application is encouraged. The Company will make the required disclosures under SFAS 131 in its consolidated financial statements for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security-Holders

         On May 22, 1997 the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual
   Meeting:

   1.   The directors of the Company were all re-elected by the following votes:

        NAME                   VOTES FOR        VOTES AGAINST           WITHHELD
        ----                   ---------        -------------           --------

        James Schlater         8,013,991              0                 377,001
        Jay Flatley            8,013,991              0                 377,001
        Robert Keeley          8,013,991              0                 377,001
        Janice M. LeCocq       8,006,879              0                 384,113
        Jack Lloyd             8,013,991              0                 377,001
        C. Woodrow Rea, Jr.    8,013,991              0                 377,001

     2. The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 29, 1997. The proposal was ratified by the following vote:

        VOTES FOR       VOTES AGAINST      VOTES WITHHELD       BROKER NON-VOTES
        ---------       -------------      --------------       ----------------

        8,546,925          6,255              12,043                  334

     3. An extension of the term of the Company's predecessor Restated 1987 Stock Option Plan through April 11, 2007 and an increase of 500,000 shares available for issuance thereunder was approved by the following vote:

        VOTES FOR       VOTES AGAINST      VOTES WITHHELD       BROKER NON-VOTES
        ---------       -------------      --------------       ----------------

        4,406,591         2,159,721           13,746               1,985,499


     4. An increase of 500,000 shares to the authorized number of shares reserved for issuance under the Company's 1993 Employee Stock Purchase Plan was approved by the following vote:

        VOTES FOR       VOTES AGAINST      VOTES WITHHELD       BROKER NON-VOTES
        ---------       -------------      --------------       ----------------

        5,846,523          720,312            12,732               1,985,499

        The foregoing matters are described in detail in the Registrant's definitive proxy statement dated April 23, 1997, for the Annual Meeting of Stockholders held on May 22, 1997.

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibit 11.1 - Statement re Computation of Earnings Per Share

          (b)  Exhibit 27 - Financial Data Schedule

          (c) There were no reports on Form 8-K during the quarter ended June 30, 1997.

                               MOLECULAR DYNAMICS, INC.


                                      SIGNATURES





Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MOLECULAR DYNAMICS, INC.
                                                (Registrant)


Date: August 12, 1997             By:   /s/ Jay Flatley
      ---------------                -------------------------------------------
                                            Jay Flatley
                                            President, Chief Executive Officer &
                                             Acting Chief Financial Officer

Date: August 12, 1997             By:   /s/ Lynne R. Wagoner
      ---------------                -------------------------------------------
                                            Lynne R. Wagoner
                                            Director of Finance
                                             (Principal Accounting Officer)

                                    EXHIBIT INDEX


     (a)  Exhibit 11.1 - Statement re Computation of Earnings Per Share
     (b)  Exhibit 27   - Financial Data Schedule