Form 10-Q
period 1997-09-30
MOLECULAR DYNAMICS INC
filed 1997-11-12
CIK 885263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

                                          [X]  Yes     [ ] No


As of October 26, 1997, 10,351,426 shares of Common Stock of the Registrant were outstanding.

                           MOLECULAR DYNAMICS, INC.

                                     INDEX



                        PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements                                                   Page(s)
                                                                                 -------
          Condensed Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996...............................   3

          Condensed Consolidated Statements of Income
          Three and nine months ended September 30, 1997 and 1996................   4

          Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1997 and 1996..........................   5

          Notes to Interim Condensed Consolidated Financial Statements...........   6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................   8-11


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.......................................   12

Signatures.......................................................................   13


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                         ----           ----
                                                     (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                             $  10,957       $  8,024
 Securities available-for-sale                            11,404         12,617
 Trade accounts receivable, net                           11,927         11,002
 Other accounts receivable                                 4,299          1,559
 Inventories                                               9,445          6,869
 Prepaids and other current assets                           579            347
                                                       ---------       --------
  Total current assets                                    48,611         40,418

Property and equipment, net                                4,654          2,997
Other assets, net                                          2,772          2,628
                                                       ---------       --------

  Total assets                                         $  56,037       $ 46,043
                                                       ---------       --------
                                                       ---------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                      $   4,407       $  3,264
 Accrued expenses                                          4,512          5,073
 Factoring liability                                         644          1,124
 Unearned revenue and customer advances                    5,840          3,068
                                                       ---------       --------
  Total current liabilities                               15,403         12,529
                                                       ---------       --------

Stockholders' equity:
 Common stock and additional paid-in capital              39,247         39,964
 Retained earnings (deficit)                               1,543         (2,425)
 Cumulative translation adjustment                          (165)           (88)
 Unrealized gain on securities available-for-sale              9              5
 Less 0 and 445,800 shares of common
  stock in treasury in 1997 and 1996,
  respectively, at cost                                        -         (3,943)
                                                       ---------       --------

  Total stockholders' equity                              40,634         33,514
                                                       ---------       --------

  Total liabilities and stockholders' equity           $  56,037       $ 46,043
                                                       ---------       --------
                                                       ---------       --------
SEE ACCOMPANYING NOTES.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                            1997           1996           1997           1996
                                                            ----           ----           ----           ----
Sales and other revenue                                 $  14,368      $  12,910      $  41,254      $  35,945
Cost of sales and other revenue                             6,607          5,800         18,303         15,741
                                                        ---------      ---------      ---------      ---------

  Gross profit                                              7,731          7,110         22,951         20,204
                                                        ---------      ---------      ---------      ---------

Operating expenses:
 Research and development                                   1,519          1,513          5,203          4,859
 Sales and marketing                                        3,654          3,615         10,539         11,078
 General and administrative                                 1,294            975          3,492          2,661
                                                        ---------      ---------      ---------      ---------

  Total operating expenses                                  6,467          6,103         19,234         18,598
                                                        ---------      ---------      ---------      ---------

  Operating income                                          1,294          1,007          3,717          1,606

Interest income, net                                          273            212            790            583
Other income                                                   (4)           (12)             2             16
                                                        ---------      ---------      ---------      ---------

  Income before income taxes                                1,563          1,207          4,509          2,205

Income taxes                                                  188            139            541            220
                                                        ---------      ---------      ---------      ---------

  Net income                                            $   1,375      $   1,068      $   3,968      $   1,985
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Earnings per share                                      $     .12      $     .10      $     .35      $     .19
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Shares used to compute earnings per share                  11,535         10,629         11,274         10,668
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------


SEE ACCOMPANYING NOTES.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                           1997           1996
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities                2,010          3,918
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                      (2,699)          (944)
 Capitalized software development costs                     (568)          (360)
 Purchases of securities available-for-sale              (30,631)       (14,842)
 Maturities and sales of securities available-for-sale    31,852         16,997
 Other assets                                                (98)           (69)
                                                        --------       --------
  Net cash (used in) provided by investing activities     (2,144)           782
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from employee stock purchase plans
  and option exercises                                       921              -
 Purchase of treasury stock                                    -         (1,519)
 Reissuance of treasury stock                              2,303            976
 Net decrease in factoring liability                        (480)             -
                                                        --------       --------
  Net cash provided by (used in) financing activities      2,744           (543)
                                                        --------       --------

Effect of exchange rate changes on cash                      323            241
                                                        --------       --------
Net increase in cash and cash equivalents                  2,933          4,398
Cash and cash equivalents at beginning of period           8,024          2,727
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 10,957       $  7,125
                                                        --------       --------
                                                        --------       --------

SEE ACCOMPANYING NOTES.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES


         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

  The accompanying condensed consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries (Molecular Dynamics or the Company) as of September 30, 1997 and December 31, 1996 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared on substantially the same basis as are the annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 included in the Company's Form 10-K/A.

  For clarity of presentation the Company has indicated that its third quarters ended September 30 and its fiscal year ended December 31, whereas in fact, the Company's third quarters for fiscal years 1997 and 1996 ended on September 28, 1997 and September 29, 1996, respectively, and its fiscal year ended December 29, 1996.

NOTE 2 - INVENTORIES

  Inventories consisted of (in thousands):
                                                   September 30,   December 31,
                                                       1997           1996
                                                       ----           ----

       Raw material                                 $  4,905       $  3,045
       Work-in-process                                 2,534          1,786
       Finished goods                                  2,006          2,038
                                                    --------       --------
                                                    $  9,445       $  6,869
                                                    --------       --------
                                                    --------       --------

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

NOTE 4. - COLLABORATION WITH AFFYMETRIX, INC.

In the third quarter of 1994, a consortium led by Affymetrix, Inc. and the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The two companies will receive up to $31 million in matching funds to be divided approximately 33% to the Company and 67% to Affymetrix over the five years of the grant beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $12 million of the $31 million was available for the first two years of the grant period, which ended in January 1997. The Company has received notification from NIST that funding has been authorized for the remaining term of the grant, which ends in January 2000. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In the third quarter and first nine months of 1997, the Company reduced research and development expenses by approximately $392,000 and $1.8 million, respectively, representing support from the grant, compared to $449,000 and $1.4 million, respectively, in the prior year periods. In addition, in the third quarter and first nine months of 1997, the Company reduced its capitalized software by approximately $118,000 and $366,000, respectively, compared to $74,000 and $233,000 in the prior year periods, respectively, representing support from the grant.

NOTE 5. - STOCK REPURCHASE PROGRAM

In May 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market, and in February 1997 the Board increased this amount by 500,000 shares. The Company has purchased approximately 1,000,000 shares under this program as of September 30, 1997. Of these, approximately 1,000,000 shares were reissued under the Company's Stock Option and Employee Stock Purchase Plans, of which approximately 446,000 shares were reissued during the first nine months of 1997.

NOTE 6. - TECHNOLOGY ACCESS PROGRAM

The Company and Amersham Life Science Ltd. are developing systems for fluorescence analysis of DNA in microarrays. The two companies are pursuing agreements with genomics, pharmaceutical and biotechnology companies to provide them with microarray systems prior to their release to the general market, in exchange for funding and collaborative expertise. In November 1996, the Company entered into one agreement for early access to this technology. During the first nine months of 1997, the companies entered into six additional agreements. Subsequent to September 28,1997 one additional agreement has been signed. Research and development expenses for the third quarter and first nine months of 1997 were reduced by $566,000 and $799,000, respectively, of credits representing amortization of fees from clients participating in the Company's technology access program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

  The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS DOCUMENT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THE RISKS AND UNCERTAINTIES SET FORTH BELOW UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS". SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ACTUAL RESULTS MAY DIFFER MATERIALLY.

RESULTS OF OPERATIONS

SALES AND OTHER REVENUE. The Company's third quarter 1997 sales and other revenue of $14.4 million increased 11.3% from sales and other revenue of $12.9 million in the third quarter of 1996. This increase resulted primarily from increases in sales of the Company's MegaBACE-TM- 1000 high-throughput sequencing instruments to test-site customers and recognition of revenue pursuant to agreements for early access to systems and technology for the analysis of DNA in microarrays, partially offset by decreases in sales of its scanner product line. Additionally, sales and other revenue for the nine months ended September 30, 1997 were $41.3 million, an increase of 14.8% from sales and other revenue of $35.9 million in the comparable prior year period. This increase resulted from increases in sales of the MegaBACE-TM- 1000 high-throughput sequencing instruments to test-site customers, recognition of revenue pursuant to agreements for early access to systems and technology for the analysis of DNA in microarrays and increases in sales of its scanner product line. The Company sells its products through direct sales operations in North America, the United Kingdom, Germany, France, Japan and Australia. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales and other revenue by approximately $957,000 for the nine months ended September 30, 1997 compared to the prior-year period. Foreign currency fluctuations for the third quarter of 1997 had the effect of decreasing the Company's sales and other revenue by approximately $345,000 compared to the prior year period.

GROSS MARGINS. Gross margins for the third quarter and first nine months of 1997 were 54.0% and 55.6%, respectively, compared to 55.1% and 56.2% in each of the respective prior year periods. The decrease in gross margins between the third quarters is primarily due to increased sales of lower-margin instruments and pre-production microarray systems compared to total sales. Although similar factors impacted the comparable nine-month periods, such factors were offset by the technology access fees associated with the Company's technology access program for microarray systems, with no associated cost of revenue.

RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter and first nine months of 1997 were $1.5 and $5.2 million, respectively, compared to $1.5 and $4.9 million in the respective prior year periods. The increase in the first nine months of 1997 compared to the prior year period resulted from the expansion of major development programs, offset by credits to expense representing recognition of fees from clients participating in the Company's program for early access to technology for the analysis of DNA in microarrays, and a slight increase in support from the Company's NIST Grant. Research and development expenses decreased as a percentage of sales and other revenue to 10.6% and 12.6% in the third quarter and first nine months of 1997, respectively, compared to 11.7% and 13.5% in the third quarter and first nine months of 1997, respectively, primarily due to the increase in sales and other revenue between the two periods. Research and development expenses for the third quarter and first nine months of 1997 were reduced by $392,000 and $1.8 million, respectively, of credits representing support from the Company's NIST grant, compared to $449,000 and $1.4 million, respectively, of credits in the prior year periods. Research and development expenses for the third quarter and first nine months of 1997 were also reduced by $566,000 and $799,000, respectively, of credits representing amortization of fees from clients participating in the Company's technology access program. In addition, in the third quarter and first nine months of 1997, the Company reduced its capitalized software by approximately $118,000 and $366,000, respectively, representing support from the grant, compared to $95,000 and $360,000, respectively, for the comparable prior-year periods.

SALES AND MARKETING. Sales and marketing expenses for the third quarter and first nine months of 1997 were $3.7 and $10.5 million as compared to $3.6 and $11.1 million in the respective prior year periods. The decrease between the nine-month periods is primarily the result of improved resource allocations within the Company's sales and marketing departments, changes in foreign currency rates and improved efficiency. As a percentage of sales and other revenues, sales and marketing expenses decreased to 25.4% and 25.5% for the third quarter and first nine months of 1997, respectively, from 28.0% and 30.8% in the respective prior year periods, due primarily to the increase in sales and other revenues. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales and marketing expenses by approximately $348,000 for the first nine months of 1997 compared to the prior-year period. Foreign currency fluctuations for the third quarter of 1997 had the effect of decreasing the Company's sales and marketing expenses by approximately $106,000 compared to the prior year period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter and first nine months of 1997 were $1.3 million and $3.5 million, as compared to $1.0 million and $2.7 million in the respective prior periods. As a percentage of revenue, general and administrative expenses increased to 9.0% and 8.5% for the third quarter and first nine months of 1997, respectively, from 7.6% and 7.4% in the respective prior periods.
These increases were primarily due to legal expenses associated with patent and general litigation issues, not completely offset by increases in sales and other revenues.

PROVISION FOR INCOME TAXES. During the third quarter and first nine months of 1997, the Company recorded tax expense utilizing an annual effective tax rate of 12.0% as compared to a rate of 10.0% for the third quarter and first nine months of 1996. The increased tax rates in 1997 are attributable to the anticipated complete utilization of federal and several state net operating loss carryovers during 1997, resulting in federal Alternative Minimum Taxes and state regular taxes, while the low tax rates in 1996 are attributable to usage of net operating loss carryovers, and consist of state and federal Alternative Minimum Taxes. The Company has remaining federal and state tax credits available to offset future regular federal and state income tax liabilities.

EARNINGS PER SHARE.   The Company generated earnings per share of $.12 and
$.35, respectively, in the third quarter and first nine months of 1997 as compared to earnings per share of $.10 and $.19 in the respective comparable periods of 1996. This improvement is due primarily to the increase in sales and other revenue and expense controls. Weighted average shares outstanding used in computing earnings per share were 11.5 and 11.3 million shares for the third quarter and first nine months of 1997, respectively, as compared to
10.6 and 10.7 million shares for the comparable periods in 1996

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the introduction or shipment of new products, in the timing of the signing of agreements for early access to technology, the timing of the recognition of fees from such agreements, difficulty in acquiring critical product components of acceptable quality and in required quantity, the effect of announcements of new competitive products, increases in legal expenses, increased competition, changes in the Company's product mix, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, or lack of market acceptance of new products, reduction or delay of government and private sector funding of research activities, or adverse changes in economic conditions in any of the countries in which the Company does business. Also, during periods when a significant portion of net sales and net income are contributed by international operations, fluctuations of the U.S. dollar against foreign currencies such as those that have occurred in the past could affect the Company's results of operations and financial condition in a particular quarter. There can be no assurance that the Company will be able to grow in future periods or continue profitability on a quarterly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 30, 1997 was $33.2 million, compared to $27.9 million at December 31, 1996. During the first nine months of this fiscal year, the issuance of treasury stock for employee stock option and purchase plans was the source of approximately $2.3 million of working capital, and working capital was used to purchase approximately $2.7 million in fixed assets, primarily related to expansion of the Company's facilities.

The Company's principal commitments at September 30, 1997 consisted of obligations under operating leases for facilities and equipment. Long term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies or businesses complementary to the Company's business. The Company believes its cash, securities available-for-sale, and cash flows from operating activities will be sufficient to satisfy its working capital requirements for the foreseeable future.

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

              (c) There were no reports on Form 8-K during the quarter ended September 30, 1997.

                           MOLECULAR DYNAMICS, INC.


                                  SIGNATURES





Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOLECULAR DYNAMICS, INC.
                                             (Registrant)


Date:  November 11, 1997          By:    /s/  Jay Flatley
       -----------------              ------------------------------------------
                                              Jay Flatley
                                              President, Chief  Executive
                                              Officer & Chief Financial Officer


Date:  November 11, 1997          By:    /s/  Lynne R. Wagoner
       -----------------              ------------------------------------------
                                              Lynne R. Wagoner
                                              Director of Finance
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


     (a)  Exhibit 11.1 - Statement re Computation of Earnings Per Share

     (b)  Exhibit 27 - Financial Data Schedule