Form 10-K
period 1997-12-28
MOLECULAR DYNAMICS INC
filed 1998-03-26
CIK 885263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Year Ended December 28, 1997, or
                                       --------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _____ to _________.

                         Commission File Number 0-19955


                            MOLECULAR DYNAMICS, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                            94-3050031
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                             928 East Arques Avenue
                           Sunnyvale, California 94086
                   (Address of principal executive offices)


Registrant's telephone number, including area code:  (408) 773-1222

                                --------------

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

                  Yes      [X]              No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of March 18, 1998 was approximately $98,834,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                  On March 18, 1998, approximately 10,443,495 shares of Common Stock, $.01 par value, were outstanding.

                  Documents Incorporated by Reference

                  Designated portions of the following documents are incorporated by reference into this Annual Report on Form 10-K where indicated:

                  Molecular Dynamics, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 19, 1998, Part III.

        PART I


Item 1. Business

        Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results."

Overview

        Molecular Dynamics is a leading developer, manufacturer and international marketer of systems that accelerate genetic discovery and analysis. The Company markets a family of systems that significantly enhance the ability of scientists to visualize, quantify and analyze genetic information. These instrument systems improve the productivity of the life science researcher by automating widely used biotechnology research procedures and offering quantitative imaging solutions. The Company believes the dramatic increases in analytical sensitivity and speed provided by its products enable advances in life science research that would not otherwise be possible.

        The Company markets its products worldwide to universities, government research laboratories, and biotechnology, pharmaceutical, genomics and chemical companies. It provides direct sales, service and support of its products in the United States, the United Kingdom, Germany, France, Japan, and Canada and through exclusive distributors in other countries. Molecular Dynamics has shipped more than 4,000 instrument systems to customers in 43 countries.

        The Company was incorporated in Delaware on March 10, 1992 to succeed to the business of a California corporation named "Molecular Dynamics," which was incorporated on July 2, 1987. This reincorporation was consummated in April 1992. References to "Molecular Dynamics", "Molecular", and "the Company" refer to Molecular Dynamics, Inc., including its California predecessor, and its subsidiaries.


Scientific Background

General

        Over the past ten years, molecular biology research has produced many important breakthroughs in our understanding and treatment of disease and genetic disorders. New methods of genetic analysis are also being used to improve the productivity and disease resistance of crops and livestock. The continued development of innovative techniques for identification and analysis of genes and proteins has fueled the rapid progress of biotechnology research.

        In order to remain competitive in life science research, scientists require advanced instrumentation that enables efficient use of these powerful new molecular techniques. Although most of these techniques began as labor-intensive manual procedures, increased competition among academic and commercial research groups and overall increases in the number of laboratory experiments have resulted in scientists seeking more efficient methods for conducting and analyzing experiments.

        In molecular biology, almost all experiments start with a complex mixture of DNA or proteins that require separation so that individual molecules may be identified and analyzed. The separations are generally accomplished by gel electrophoresis, a process that results in a two-dimensional pattern of macromolecules containing information about their size, amount, and identity. Traditionally, the electrophoresis pattern was visualized by staining or imaging on film. Older, slower methods for analyzing the molecules are rapidly becoming replaced by faster, more automated methods in an ongoing quest to increase the rate of research progress in molecular biology labs.

        Similar challenges apply to the field of cell biology. Many experiments in this area have recently become possible as increasingly efficient, accurate and miniaturized technology has been developed to rapidly visualize and store digital images and provide quantitative analysis of the resulting data.

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

Genomics

        The plan to sequence the entire human genome, conceived in the late 1980s, has spawned a genomics revolution whose scope and impact will most
likely be greater than originally anticipated.   The visionaries who
founded the early genomics companies believed that sequencing the human genome was the beginning of a fundamental change in biological understanding that will alter disease diagnostics, pharmaceutical discovery and development, and the very nature of medical practice.

        The pharmaceutical industry has embraced the promise of the genomics revolution, and collaborative research and investment agreements between pharmaceutical, genomics and educational entities are now common.


Products and Systems


        Molecular Dynamics was founded to develop a new generation of instrumentation that automates existing procedures and enables new analytical techniques in molecular and cell biology research. The Company's gel and blot scanning systems, which to date have represented the bulk of the Company's sales, use lasers to image and analyze electrophoresis gels and other two-dimensional arrays. These products use various detection methods, including radioactivity and fluorescence. Radioactivity as a method of detection is decreasing because of handling hazards and waste disposal problems, whereas the use of fluorescence is growing rapidly. For several years, Molecular Dynamics has had a strategic focus on the emerging fluorescence opportunity that offers the potential for an additional revenue source in the form of consumable reagents.

        The Company has historically targeted its products to meet the needs of more than 50,000 research groups worldwide engaged in life science research. These groups include academic institutions, government laboratories, private foundations and biotechnology, pharmaceutical and chemical companies. These groups are estimated to have spent over $1 billion in 1997 on bioanalytical instrumentation, including liquid chromatography, gel electrophoresis, sequencing, synthesis, confocal microscopy, and microplate detection. The need to maximize productivity influences the researcher's allocation of capital funds among this instrumentation. Until 1997, the Company's products addressed only the portion of this market relating to gel electrophoresis and, to a lesser extent, confocal microscopy and microplate detection.

        Over the past several years, the Company has invested heavily in the development of systems that address larger and rapidly-growing markets. These markets, which include pharmaceuticals, genomics, forensics, agriculture and clinical diagnostics, are characterized by the need for high throughput analysis and complete analytical solutions requiring a combination of automated instrumentation, reagent chemistry kits and optimized application software. Two new product lines have recently been introduced. The first, the Microarray system, prepares and analyzes DNA in a microchip format and is exclusively marketed on a technology access basis. The second is a high-throughput, automated DNA sequencing instrument branded MegaBACETM 1000. Both new product lines use matched fluorescence reagents and consumables being developed by the Company's strategic alliance partner, Amersham Pharmacia Biotech (Amersham). The Company believes that these new offerings can accelerate the expansion of molecular biology techniques from research through to commercial applications.


Products:                                    Visualization Technique:

Gel and Blot Scanning Products

    Personal Densitometer SI     Staining, Radioactivity, Chemiluminescence

    PhosphorImager SI            Radioactivity

    Storm 860                    Fluorescence, Radioactivity, Chemifluorescence

    Storm 840                    Chemifluorescence, Radioactivity

    Storm 830                    Fluorescence, Radioactivity

    Storm 820                    Radioactivity

    FluorImager SI               Fluorescence, Chemifluorescence

    FluorImager 595              Fluorescence, Chemifluorescence

    BioLumin 960                 Fluorescence, Absorption

Microarray Systems

    Microarray Spotter           Fluorescence

    Microarray Scanner           Fluorescence

Sequencing Products

    MegaBACE 1000                Fluorescence


Gel and Blot Scanner Product Family

Background

        Gel electrophoresis is the most widely used technique for the separation and analysis of biologically important macromolecules such as proteins and DNA. Because of its versatility in separating molecules of vastly different sizes, virtually every molecular biology laboratory uses gel electrophoresis as one of its primary analytical techniques. Electrophoresis is the fundamental technology for DNA sequencing, gene mapping, DNA fingerprinting, and one- or two-dimensional protein separation. Electrophoresis is usually performed in a porous matrix, or gel, in a slab format, which acts as a support for several samples, which are then separated in parallel. Using this technique, charged molecules in solution separate by size as they migrate in an electric field.

        The Company's core business, gel and blot scanning products, employ several detection techniques to acquire and analyze data from gel electrophoresis and other two-dimensional molecular sample formats. Currently, these products are the Personal Densitometer R SI, the PhosphorImager R SI, the Storm R 820, 830, 840, and 860, the FluorImager R SI, and the FluorImager 595. The BioLuminR 960 enables high-sensitivity quantitation of 96-well microplates. The Company's confocal microscopes enable high resolution, three-dimensional imaging of cells and other biological specimens. Most of the Company's instruments operate on multiple computer platforms and are networkable. Proprietary software for image analysis and data reduction is included with each product. Sales of gel imaging products accounted for approximately 77%, 92% and 87% of instrument sales in 1997, 1996 and 1995, respectively. Sales of BioLumin and confocal microscopes accounted for 6%, 8% and 13% of instrument sales in 1997, 1996 and 1995, respectively.

PhosphorImager Systems

        The Company's PhosphorImager systems and associated storage phosphor screens have accounted for more than half of the Company's total sales since their introduction in 1989. The PhosphorImager replaces the use of film and densitometry in traditional autoradiographic analysis by use of a storage phosphor screen to record the position of radioactive macromolecules in an electrophoresis gel or blot. The PhosphorImager scans the screen with a laser beam, and accurately quantifies the radioactive energy emitted from the original sample. The PhosphorImager SI has been sold by the Company since 1994, and its current selling price ranges from $25,000 to $40,000, depending on options and accessories.

        The Storm systems, which began shipping in the third quarter of 1995, were designed to incorporate two non-radioactive detection modes as well as the radioactive capability used in the PhosphorImagers. These instruments give customers the ability to move to fluorescent analysis methods without giving up popular radioisotope techniques. The Company currently offers four versions of Storm, the Storm 820, 830, 840, and 860. These instruments provide researchers the ability to use various labelling techniques ranging from storage phosphor technology alone, to a combination of storage phosphor, chemiluminescence and direct red and blue excited fluorescence. The Storm 820, 830 and 840 are upgradable in the field to add additional detection capabilities. The Storm instruments sell for $45,000 to $90,000, depending on options and accessories.

FluorImager Systems

        The Company sells two high-sensitivity fluorescence-only gel scanning instruments, designed to detect fluorescent labels as an alternative to radioactive labeling. Use of fluorescence chemistry complements and, in some cases, substitutes for the use of radioactive labels, particularly in cases where safety and radioactive disposal are major concerns. The Company believes, however, that radioactivity will continue to be widely used, particularly in the study of metabolic processes. The FluorImager SI is designed to scan the results of a complete experiment in less than three minutes, and researchers may conduct their experiments in parallel and rapidly analyze them using the FluorImager SI.

        The FluorImager 595, using a dual-line laser, offers two-color imaging of samples and standards in a single lane, which improves accuracy and throughput. The FluorImager instruments sell for $40,000 to $100,000, depending on options and accessories.

Densitometer

        A densitometer measures optical density by determining the amount of light absorbed by a film or stained gel. The optical density of the bands on the film or stain in the gel is a measure of the quantity of the biological molecules under study. The Personal Densitometer SI uses a laser light source and a proprietary optical system to capture a two-dimensional image of a stained gel or a film exposed by autoradiography or chemiluminescence. The Personal Densitometer SI is designed specifically for the individual researcher or small research group and sells for $15,000 to $25,000, depending on options and accessories.

BioLumin 960 Microplate System

        Microplates are used for high-throughput assays in biomedical and pharmaceutical research. A microplate is a multiple-well cassette that allows the parallel processing of large numbers of small-volume samples in a standardized format. They have largely replaced test tubes and cuvettes for most life science applications.

        The BioLumin 960 microplate reader is the first commercial product resulting from Molecular Dynamics' acquisition of technology and assets from BioLumin Corporation in 1995, and combines absorbance and fluorescence detection in one instrument. The BioLumin 960 works with the BioTrak* series of microplate assay reagents from Amersham Pharmacia Biotech, as well as other off-the-shelf reagents and protocols. The Company began shipping the BioLumin 960 in the first half of 1996. The selling price of the BioLumin 960 ranges from $25,000 to $35,000, depending on options and accessories.



Microarray Systems

        A microarray consists of hundreds or thousands of DNA samples deposited or synthesized in small spots on the surface of a slide or other substrate. Microarrays are powerful tools that help scientists understand the role of genes in human health, identify targets for drug development, and ultimately develop new diagnostics and therapeutics.

The Company's microarray platform, developed with matched reagents and consumables from Amersham Pharmacia Biotech, consists of an array spotter to create these high-density arrays, a laser fluorescence array scanner to read them, and a suite of software for downstream analysis.

While the system is being developed for commercial availability, the Company has made it available to selected pharmaceutical, biotechnology and genomics companies through a Microarray Technology Access Program (MTAP). These are collaborations that provide early access to the systems in exchange for a combination of an access fee, instrument purchases and feedback on the systems' performance that will be used in development of
future generations of the systems.   The Company has entered into 11 such
arrangements since December 1996 and anticipates that the program will continue during 1998. Sales of Microarray systems under these agreements accounted for approximately 9% of instrument sales in 1997, and less than 1% in 1996.

DNA Sequencing Products

        The genome of an organism contains its genetic code, the blueprint for its cellular structures and activities. The goal of the Human
Genome Project is to "sequence,"or decode, the three billion elements of the genome by 2005, a critical step in developing tools to use this information in the study of human biology and medicine. So far, only about 2% of the human genome has been sequenced. To meet the 2005 goal, the world's DNA sequencing laboratories require next-generation instrumentation that can increase their throughput and reduce costs.

        The Company's high-throughput DNA sequencing instrument, the MegaBACE 1000, was introduced in 1997 and achieves throughput several times that of instruments using slab gel electrophoresis. The use of 96 parallel capillaries allows automation of previously manual steps to save time and labor costs. Amersham Pharmacia Biotech provides integrated reagent chemistries that help optimize the system's performance. Sales of the MegaBACE 1000 under the first phase of a three-phase introduction program accounted for approximately 8% of instrument sales in 1997.

Proprietary Software Products

        The Company has invested significant resources in the development of proprietary software for all its product lines. The MegaBACE software integrates sample log-in, instrument control and analysis of all 96 capillaries operating in parallel on the MegaBACE 1000 DNA Sequencing system. ImageQuaNTr, ImageQuaNT Tools, FluorSepr, and Fragment AnalysisT software provide cross platform solutions for interactive and semi-automated analysis of electrophoretic separations, dot blots and slot blots. The XperimentT software manages the acquisition and analysis of microassay data on the BioLumin instrument, while the ImageSpacer software delivers an integrated environment for 3-D quantitation and visualization of confocal microscopy data.

Sales and Marketing

        Molecular Dynamics has made a substantial investment in building a direct sales, service and technical support organization. Because the Company's products are technically sophisticated and buyers are often Ph.D. -level researchers, scientifically qualified and highly trained sales personnel are required. Virtually all of the Company's sales personnel have degrees in the life sciences and have substantial experience in selling premium-priced capital instrumentation. The Company's marketing activities include product advertising and application notes where appropriate, and participation in trade shows and product seminars.

        The Company has 122 direct sales, marketing and service personnel, supported by an in-house staff of application specialists. U.S. sales, marketing and service are handled by 87 individuals located throughout the country. In Europe and the Pacific Rim, the Company has 35 direct sales, marketing and service personnel and 37 distributors. The Company moved its European headquarters from the United Kingdom to the Netherlands in 1995. This headquarters is responsible for support for the Company's subsidiaries in the U.K., Germany and France. The Netherlands subsidiary also selects and supports independent distributors throughout Europe and in the Middle East. Sales in the Pacific Rim and elsewhere are managed from the Company's Sunnyvale, California headquarters. The Company's wholly-owned subsidiary in Japan provides direct sales and support of its products in that country. Additionally, the Company sold its products through a wholly-owned subsidiary in Australia until March 1998, when the Company began using Amersham Pharmacia Biotech as a distributor in that country. The Company operates through specialized distributors in the European countries where it does not have wholly-owned subsidiaries, as well as in India, Taiwan, Korea, China, Australia, New Zealand, Mexico and Hong Kong. Approximately $20,961,000, $21,584,000 and $19,224,000, or 38%, 44% and 49% of the
Company's sales in 1997, 1996 and 1995, respectively, were to markets outside the United States. Foreign sales are denominated in both U.S. dollars and local currencies, and it is the Company's policy to hedge accounts receivable denominated in foreign currencies that result from foreign sales. The Company periodically reviews international prices for its products and makes appropriate adjustments to account for currency fluctuations.


Manufacturing

        The Company manufactures its own components and subassemblies only where it believes significant value can be added. Accordingly, the Company focuses primarily on assembly of precision optical components and final assembly and test of components and assemblies made by outside vendors to the Company's specifications. The Company's products are assembled from numerous components based on a wide variety of technologies, including laser optics, computers, printed circuit boards and software. Cost savings in manufacturing are achieved through use of the same components in multiple instruments. The Company believes its current manufacturing facilities are sufficient to support its expected level of operations through 1998.

        Certain components used in the Company's products, including the storage phosphor screens used with the PhosphorImager and the capillary arrays used with the MegaBACE 1000, are currently purchased from single sources. The storage phosphor screens are manufactured by Eastman Kodak Company (Kodak). Although such screens are commercially available from Kodak, the Company believes that the Company and Kodak, which uses the screens for medical imaging applications, are the only significant customers. Any disruption or delay in the supply of screens by Kodak would have a material adverse effect on the Company. The capillary arrays used by the MegaBACE 1000 are manufactured by Polymicro Technologies, Inc.
(PTI). Should there be a disruption or delay in the supply of capillary arrays from PTI, Molecular has sufficient raw materials, engineering and process documentation to continue manufacturing arrays to forecast for some time. The Company has qualified a second vendor that can manufacture arrays, after a setup time. Additional components, such as computers, lasers, optical elements and galvanometers are currently purchased in configurations specific to and integrated into the Company's products. While the Company believes that most of the components used in its products are available from alternate sources, any unanticipated interruption of the supply of these additional components or other supplies could require the Company to redesign its products.

        The Company manufactures its products to forecast rather than to outstanding orders, and products are typically shipped within 30 to 90 days of order receipt. As a result, the Company does not generally carry a substantial backlog, and the amount of backlog at any particular date is generally not indicative of its future level of sales. The amount of backlog and the timing of shipment of products are subject to variation, especially in connection with the introduction of new products, such as occurred with the introduction of the Company's Storm product in 1995. In addition, delivery of components of unacceptable quality could delay shipment of the Company's products, or result in returns of products incorporating such components by customers, which could have a material adverse effect on the Company's business, financial condition or results of operations. Products are typically warranted for one year. At the end of that period, the Company offers additional warranty coverage. Service on out-of-warranty instruments is invoiced on the basis of parts, labor and travel. The Company's products are not subject to regulation by the U.S. Food and Drug Administration; however, the products are subject to Department of Commerce export controls and the European Union's unified import regulations. The Company has experienced no material difficulties in obtaining necessary export licenses to date.

Product Development

        The Company pursues active development programs in the areas of new detection techniques, optical and electronic systems, and computer software. The Company's development staff consisted of 86 people on December 31, 1997.

        In the fourth quarter of 1994, as part of a consortium led by Affymetrix, Inc., the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology
(NIST). The two companies collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The Company has received notification from NIST that funding has been authorized for the remaining term of the grant, which ends January 2000. The two companies will receive up to $31 million in matching funds, to be divided 33% to the Company and 67% to Affymetrix, over the five years beginning in January 1995, for research and development in the field of DNA diagnostic devices, with a total shared project cost of $63 million. The additional funding is allowing the Company to work toward developing new fluorescence detection technologies and DNA separation devices and to apply these to the expanding field of molecular genetics.
In 1997, 1996 and 1995, the Company recognized credits to its expenses of approximately $2.1 million, $1.9 and $1.5 million, and reduced its capitalized software by $498,000, $337,000 and $134,000, respectively, representing support from the grant.

        In December 1997, the Company and Affymetrix announced the formation of the Genetic Analysis Technology ConsortiumT (GATCT), which was formed to provide a unified set of specifications for the design, processing, reading and analysis of DNA microarrays. In connection with this agreement, the two companies also signed a non-exclusive, worldwide, royalty-bearing license granting Molecular Dynamics rights to certain Affymetrix patents for commercializing low and medium density DNA microarrays. Under the terms of the patent license agreement, the Company paid Affymetrix an up-front license fee, and will pay operating fees for instruments if certain patents issue in the future, as well as royalties in the future associated with product sales. In addition, Molecular Dynamics granted a license to Affymetrix under certain of its patents in the array reader field for commercialization of systems related to microarrays.

        The Company engages in several product development programs simultaneously, and prioritizes these programs to take advantage of the most significant market opportunities. Accordingly, the Company may change its product development schedule to accelerate the introduction of products for which it perceives a higher market demand and to delay products currently under development. Research and development expenses were approximately $6,871,000, $6,628,000 and $5,533,000 during 1997, 1996 and
1995, respectively, including a reduction in expenses of $2,069,000, $1,945,000 and $1,531,000, respectively, representing support from the Company's NIST grant. Expenses also exclude $778,000, $456,000 and $514,000 of capitalized software costs in 1997, 1996 and 1995, respectively, after considering credits to capitalized software of $498,000, $337,000 and $134,000 in 1997, 1996 and 1995, respectively, representing support from the NIST grant.

        The Company and Amersham Pharmacia Biotech are developing systems for gene expression analysis using DNA microarrays. By the end of 1997, the Company had entered into 11 agreements with genomics and pharmaceutical companies and academic institutions for early access to its microarray technologies. Under the terms of these agreements, participating companies and educational institutions provide funding and technical feedback in exchange for delivery of various generations of microarray systems and a period of exclusive access to the Company's technology. At the end of 1997, Molecular Dynamics had delivered multiple microarray systems. Research and development expenses were reduced by $1.7 million and an immaterial amount in 1997 and 1996, respectively, from credits representing amortization of fees from clients participating in the Technology Access Program. Molecular Dynamics and Amersham Pharmacia Biotech intend to pursue similar collaborations in the future, with companies and researchers who have need of this technology and the ability to fund its development prior to its release to the general market.

Patents and Proprietary Rights

        The Company holds patents on the utilization of 3-D reconstruction techniques of confocal images issued in the United States and Canada, with one patent pending in Japan. The Company has informed other suppliers of competitive confocal laser scanning microscopes that it believes these suppliers are violating Molecular Dynamics' U.S. patent. The Company currently has three licensees. In April 1996, the Company filed suit against Leica, Inc., one of several companies that the Company believes are infringing its U.S. patent. This suit is currently on-going and may result in substantial future legal expenses for the Company.

        The Company's patent portfolio includes 16 granted U.S. patents, 10 U.S. patent applications on file, three granted foreign patents, and 14 foreign patent applications on file. The Company actively seeks, where appropriate, intellectual property protection for its products and proprietary information by means of United States and foreign patents and trademarks. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information and products.

        The Company is a party to an agreement with Fuji Photo Film Co., Ltd. ("Fuji"), pursuant to which the Company received a license to certain patents held by Fuji that affect the Company's PhosphorImager product line. In addition, the Company obtained a nonexclusive license to certain patents for all markets outside Japan in exchange for an ongoing royalty on the sales price of all current and future products using certain storage phosphor technology. The terms of this licensing agreement were renegotiated in 1997, permitting PhosphorImager products to be sold in Japan.

        The Company also relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or proprietary nature of such information will not be wrongfully breached by employees, consultants, advisors or others, or that the Company's trade secrets or proprietary know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

        In December 1994, the Company entered into an agreement with BioLumin Corporation (BioLumin), in order to allow it to pursue the development of technology developed by BioLumin. Under the terms of this agreement, the Company acquired an option for $1 million to purchase BioLumin's technology and assets under certain conditions. The Company exercised this option in 1995, and paid an additional amount of $1.1 million. The total amount was recorded as acquired in-process research and development for the year ended December 31, 1995. The agreement with BioLumin also provides for royalty payments to be made by the Company on sales of the product. In 1997 and 1996, the Company recorded approximately $89,000 and an immaterial amount, respectively, for these royalties.

        The Company has entered into exclusive license agreements for two patents with the University of California at Berkeley, pursuant to which it acquired certain rights to design, manufacture and sell products based on technology relating to confocal fluorescence gel scanning. The Company will pay a royalty under these licenses based on sales of products incorporating the licensed technology. The first patent covered by this agreement was issued in February 1992, and the second was issued in December 1993. Because the technology was developed in part through the use of federal government funds, the Company's licenses of such patent rights may be subject to certain rights of the United States governmental agencies to use the technology.

        The Company is a party to an agreement with Dr. Bala S. Manian, a co-founder of the Company, pursuant to which it received certain licenses to technology developed by Dr. Manian.

        In conjunction with the GATC agreement with Affymetrix, the Company has a non-exclusive license to certain Affymetrix patents relevant to DNA microarrays, and the Company has granted Affymetrix rights to certain of its patents. See Product Development for more information.

        In September 1997, the Company entered into a software license agreement with Incyte Pharmaceuticals, Inc. to secure access to Incyte's LifeArrayT gene expression database management software. LifeArray software allows scientists to view, manage, and compare data from thousands of microarray experiments and detect the meaningful changes in gene expression patterns.


Competition

        The market for the Company's products is generally highly competitive, and Molecular Dynamics expects competition to increase. The Company competes with many other instrumentation companies for the researcher's allocation of capital funds, including those which do not manufacture image-scanning, DNA sequencing or microarray products directly competitive with those of the Company. Many of these companies have significantly greater research and development, marketing and financial resources than the Company, and therefore represent significant competition. The Company believes that the primary competitive factors in the market for the Company's products are breadth of applications, ease of use, productivity, quantitative accuracy and price.

        The Company's densitometer products compete with products offered by Bio-Rad Laboratories (Bio-Rad) and Shimadzu Scientific Instruments, Inc., among others. The Company believes that it competes favorably with the above companies' products. In addition, many small companies offer inexpensive document scanners and camera systems with custom image analysis software for customers who require a lower level of quantitative accuracy than provided by the Company's products.

        Until early 1994, the Company's direct competition for the PhosphorImager was relatively limited. Fuji offers a product competitive to the Company's PhosphorImager SI and Storm. Before 1997, pursuant to a licensing agreement with Fuji, the Company did not sell its PhosphorImager products in Japan. This licensing agreement was renegotiated in 1997, and these products are now sold in Japan, in competition with Fuji. The Company believes that its products have certain advantages with respect to performance, additional imaging technologies, price and size of the system compared to the Fuji product. Bio-Rad has offered a competitive product since 1993. The Company believes that the PhosphorImager SI and Storm have certain advantages with respect to performance and additional imaging technologies compared to the Bio-Rad product. Each of these companies is substantially larger than the Company and there can be no assurance that the Company will be able to compete successfully against them.

        The Company believes that the FluorImager was the first general purpose gel and blot scanning instrument to use fluorescence as a detection technique. Market acceptance of the FluorImager depends upon the willingness of customers to shift from the use of radioactivity to fluorescence. The Company introduced the Storm product line in order to facilitate the shift to fluorescent detection while simultaneously providing detection of radioactivity. The Company is experiencing competition from Hitachi Instruments, Inc., which sells a fluorescence scanner featuring rapid multi-color scanning and a large scan area.

        The Company's BioLumin 960 product competes with products offered by many manufacturers, including Perseptive Biosystems, Dynatech, BioTek and Molecular Devices. The Company believes that its product competes favorably with products of these companies due to the combination of fluorescence and absorbance detection methods in one instrument.

        The MegaBACE 1000 competes with the PrismT DNA Sequencers manufactured by the Applied Biosystems Division of Perkin-Elmer, Inc., which dominates the market for fluorescent DNA sequencing instruments. The Company believes that the MegaBACE 1000 competes favorably with the competitive products in the areas of automation and rate of throughput. Perkin-Elmer is substantially larger than the Company and there can be no assurance that the Company will be able to compete successfully against it.

        Currently, the Company is not aware of any companies other than Molecular Dynamics that are selling microarray spotter-scanner systems. Affymetrix, Inc. sells standard and custom high-density Genechipr arrays, which are manufactured by Affymetrix using a high resolution photolithographic process adapted from the semiconductor industry. Hewlett-Packard Company manufactures microarray scanners, for analysis of the Genechip. Affymetrix, Amersham Pharmacia Biotech and Hewlett-Packard Company all sell these scanners. General Scanning, Inc. manufactures and sells a microarray scanner. Incyte Pharmaceuticals, Inc. provides customer services that return gene expression information to its pharmaceutical customers.

Agreements with Amersham Pharmacia Biotech

        In April 1994, the Company concluded a series of agreements with Amersham Pharmacia Biotech whereby Molecular Dynamics would take responsibility for development and sales of certain instrumentation, and Amersham would develop and sell associated reagents. Development costs and profits of these reagent and instrument sales will be shared between the two companies. Products that are currently included in the profit-sharing arrangement are the MegaBACE 1000 and the Microarray Technology Access Program. Amersham has acquired approximately one million shares of the Company's capital stock on the open market as part of this agreement.

Human Resources

        As of December 28, 1997, the Company had 286 full-time employees, of which 86 were in product development, 55 were in manufacturing, 122 were in sales and marketing and 23 were in administration. The Company's success will depend in part on its continued ability to attract and retain high-quality employees. The Company considers its relations with employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The current executive officers of the Company and their respective ages and positions are as follows:

       Name          Age                         Position
-------------------  ----  ----------------------------------------------------
James M. Schlater     61   Chairman of the Board of Directors

Jay Flatley           45   President, Chief Executive Officer, Chief Operating
                           Officer, Acting Chief Financial Officer and Director

David L. Barker       56   Vice President, Scientific Development

Bud L. Bromley        47   Sr. Vice President, Sales and Marketing

Bruce K. Leisz        46   Vice President, Operations

Mark J. Sutherland    41   Vice President, Microarray Business Segment

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

        Mr. Flatley, a co-founder of the Company, joined the Company as Vice President of Operations in September 1987 and served in that position until January 1990, when he was appointed Senior Vice President and Chief Operating Officer. He was appointed President of the Company in August
1991 and Chief Executive Officer of the Company in July 1994 and has served as Acting Chief Financial Officer since October 28, 1994. He has served as a member of the Company's Board of Directors since March 1992. Mr. Flatley holds a B.A. in Economics from Claremont Men's College and B.S. and M.S. degrees in Industrial Engineering from Stanford University.

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

        Mr. Bromley joined the Company in November 1995 as Senior Vice President, Sales and Marketing. Prior to working for the Company, Mr. Bromley held a variety of positions with Hewlett-Packard Company (HP) in the Chemical Analysis Group. From November 1994, Mr. Bromley was the Manager of Information Architecture, HP Chemical Analysis Group Sales and Marketing. From July 1993 to November 1994 he was Worldwide Bioscience Sales and Marketing Manager. From November 1988 to July 1993 he was Global Accounts Marketing Manager, Chemical Analysis Group. Mr. Bromley holds a B.S. in Natural Sciences with a Chemistry concentration from Mercer University.

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

        Mr. Sutherland joined the Company in August 1988 as Asia/Pacific Sales Manager and in 1994 was appointed Vice President, Strategic Programs. In June 1997, he was appointed Vice President, Microarray Business Segment. Mr. Sutherland holds a B.S. in Chemistry from Stanford University.


Item 2.  Properties

        The Company leases approximately 83,000 square feet in Sunnyvale, California, under a lease expiring January 31, 2001. The Company also leases sales offices in the United Kingdom, Germany, France, Japan and Australia, and an administrative office in the Netherlands.

Item 3. Legal Proceedings

        The Company owns U.S. Patent No. 34,214, which relates to systems used for generating 3-D images from confocal microscopes. The Company asserted this patent against Leica, Inc. in a patent infringement suit filed on April 11, 1996, in federal district court, Northern California, Molecular Dynamics, Inc. v. Leica, Inc. C96-20280 RMW (PVT). This suit is currently ongoing and may result in future legal expenses for the Company. Fact discovery is complete, and the expert discovery process is ongoing. A trial date of November 9, 1998 has been scheduled.

        On November 18, 1996, the Company filed a complaint against a former employee and DenOptix, Inc. The complaint, filed in the California Superior Court for Santa Clara County, sought damages and injunctive relief for breach of contract and unfair competition based upon improper use of the Company's information and property in developing a competing instrument. Molecular Dynamics, Inc. v. DenOptix, Inc. CV762 197. This suit was satisfactorily resolved in 1997 through a confidential settlement agreement whereby the Company acquired certain rights and consideration, and the action was thereafter dismissed.

        On March 13, 1998, Molecular Dynamics, Amersham Pharmacia Biotech UK Limited and Amersham Life Science Inc. were served with a complaint brought by the Perkin-Elmer Corporation, PE Applied Biosystems Division ("Applied Biosystems") alleging willful infringement by the Company of two United States Patents owned by Perkin-Elmer and seeking a declaratory judgment that either Applied Biosystems does not infringe a United States patent exclusively licensed to Amersham Pharmacia Biotech, or such patent is invalid. This alleged infringement relates to Molecular Dynamics' MegaBACE 1000 DNA Sequencing Systems and FluorImager 595 Imaging Systems. Applied Biosystems is seeking injunctive relief as well as a claim for damages regarding the alleged infringement, along with attorneys' fees. No trial date has been set, and no response to the complaint has yet been filed. The complaint was filed in United States District Court, Northern District of California. Although Management believes that the ultimate disposition of this matter will not materially affect the financial position, results of operations or liquidity of the Company, significant legal expenses could be incurred relative to such lawsuit.


Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 1997.

        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  Since February 5, 1993, the Company's common stock, par value $.01 has been traded on the Nasdaq National Market under the symbol MDYN. The following table sets forth the high and low closing sales price on the National Market system for fiscal years 1996 and 1997. The approximate number of record holders of the Company's common stock as of March 18, 1998 was 133.

                                        High      Low
                                      --------  --------

1st Quarter 1996                        $8.00     $5.50
2nd Quarter 1996                         8.75      4.86
3rd Quarter 1996                         7.63      5.25
4th Quarter 1996                        14.63      7.38

1st Quarter 1997                       $16.75    $10.63
2nd Quarter 1997                        17.50     10.50
3rd Quarter 1997                        28.13     12.63
4th Quarter 1997                        27.38     13.63

Dividend Policy

        The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6            SELECTED FINANCIAL DATA.

(In thousands, except per share amounts)
                                             Years Ended December 31,
                              -------------------------------------------------
                                1997      1996      1995      1994       1993
                              --------- --------- --------- --------- ---------
STATEMENT OF OPERATIONS DATA:
Sales and other revenue        $55,715   $49,378   $38,938   $33,860   $38,084
Cost of sales and other
   revenue                      25,456    21,471    17,532    15,919    16,684
                              --------- --------- --------- --------- ---------
Gross margin                    30,259    27,907    21,406    17,941    21,400
                              --------- --------- --------- --------- ---------
Operating expenses:
   Research and development      6,871     6,628     5,533     4,953     4,025
   Sales and marketing          14,351    14,662    14,017    12,463    10,828
   General and administrative    4,697     3,723     3,728     3,642     2,399
   Acquired in-process
     research and development       --        --     2,082        --        --
   Litigation settlement            --        --        --     1,975        --
                              --------- --------- --------- --------- ---------
Operating income (loss)          4,340     2,894    (3,954)   (5,092)    4,148
Interest income                  1,106       844       918     1,032       898
Other income                        77        49        69        72        49
                              --------- --------- --------- --------- ---------
Income (loss) before income
   taxes                         5,523     3,787    (2,967)   (3,988)    5,095
Income taxes                       663       379        20       716     1,119
                              --------- --------- --------- --------- ---------
Net income (loss)               $4,860    $3,408   ($2,987)  ($4,704)   $3,976
                              ========= ========= ========= ========= =========
Earnings (loss) per share (1):
  Basic                          $0.48     $0.34    ($0.30)   ($0.47)    $0.42
                              ========= ========= ========= ========= =========
  Diluted                        $0.43     $0.32    ($0.30)   ($0.47)    $0.39
                              ========= ========= ========= ========= =========
Shares used to compute
   earnings (loss) per share:
  Basic                         10,181    10,058    10,095    10,056     9,524
                              ========= ========= ========= ========= =========
  Diluted                       11,368    10,715    10,095    10,056    10,295
                              ========= ========= ========= ========= =========
                                                 December 31,
                              -------------------------------------------------
                                1997      1996      1995      1994       1993
                              --------- --------- --------- --------- ---------
BALANCE SHEET DATA:
Working capital                $34,351   $27,889   $28,568   $30,237   $36,707
Total assets                    59,055    46,043    42,745    45,067    47,032
Stockholders' equity            41,918    33,514    33,645    36,454    41,418

(1)  The earnings (loss) per share amounts for years prior to 1997 have been restated
     required to comply with Statement of Financial Accounting Standards No. 128,
    "Earnings per Share." See Note 1 of Notes to Consolidated Financial Statements.

Item 7.         Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements contained herein. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below. See "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

                  The following table sets forth the percentage of Sales and other revenue for certain items in the Company's consolidated statements of operations for the periods indicated:

                                                Years Ended December 31,
                                          ---------------------------------
                                            1997        1996        1995
                                          ---------   ---------   ---------
Sales and other revenue                      100.0%      100.0%      100.0%
Gross margin                                  54.3%       56.5%       55.0%
Operating expenses:
  Research and development                    12.3%       13.4%       14.2%
  Sales and marketing                         25.8%       29.7%       36.0%
  General and administrative                   8.4%        7.5%        9.6%
  Acquired in-process research and
     development                                --          --         5.3%
Operating income (loss)                        7.8%        5.9%      -10.2%
Income (loss) before income taxes              9.9%        7.7%       -7.6%
Net income (loss)                              8.7%        6.9%       -7.7%

1997 Compared to 1996

        Sales and Other Revenue. The Company's Sales and other revenue increased by 13% to $55.7 million in 1997 from $49.4 million in 1996. The increase resulted from recognition of revenue pursuant to agreements for early access to systems and technology for the analysis of DNA in microarrays and an increase in sales due to the introduction of MegaBACET1000 high-throughput sequencing instruments to test-site customers. The increase occurred primarily in the United States, offset by small declines in Europe, Japan and Australia. The Company's Gel and Blot Scanner sales, including related screens and cassettes, remained nearly equal in dollars to those in 1996, and represented 70% of sales during 1997, compared with 81% in 1996. The Gel and Blot Scanner products include the Company's PhosphorImager, Storm, FluorImager, Densitometer, and BioLumin instruments. The percentage decrease from the prior year is due to increases in sales of the Company's other products. International sales constituted 38% of sales in 1997 compared to 44% in 1996. The Company sells its products through direct sales operations in North America, the United Kingdom, Germany, France, Japan and Australia. Changes in foreign currency exchange rates from the prior period had the effect of decreasing the Company's sales by approximately 2.4% for 1997 compared to 1996.

        The Company believes that a majority of its sales are generated from research groups that depend on grants or funding from governmental agencies, and the remaining portion of the Company's sales is derived primarily from genomics, biotechnology, pharmaceutical, and chemical companies. The Company anticipates that an increased percentage of its business will come from pharmaceutical and genomics companies in the future. The Company's revenues and the sales cycle for the Company's products are directly affected by the availability, timing, and amount of funding for these organizations.

        Gross Margins. Gross margins were 54.3% and 56.5% in 1997 and 1996, respectively. The decrease in gross margins is primarily due to the increase in the percentage of Sales and other revenue contributed by new technologies and instruments, which typically contribute lower gross margins early in product life cycles, and a lower proportion of Sales and other revenue contributed by the Company's Gel and Blot Scanner products, which have higher gross margins.

        Research and Development Expense. Research and development expense decreased as a percentage of sales to 12.3% in 1997 from 13.4% in 1996. In absolute dollars, research and development expenses increased from $6.6 million in 1996 to $6.9 million in 1997 as a result of the expansion of a number of development programs, offset by credits to expense representing recognition of fees from clients participating in the Company's program for early access to technology for the analysis of DNA in microarrays, and support from the Company's NIST and other grants. Research and development expenses for 1997 have been reduced by $1.9 million of credits representing amortization of fees from clients participating in the Company's technology access program. Comparable reductions were insignificant in 1996. Also, research and development expenses for 1997 and 1996 have been reduced by $2.1 million and $1.9 million, respectively, of credits representing support from the NIST grant. Expenses in 1997 and 1996 also exclude capitalized software development costs of $778,000 and $456,000, respectively, after considering credits to capitalized software of $498,000 and $337,000 in 1997 and 1996, respectively, representing support from the NIST grant.

        Sales and Marketing Expense. Sales and marketing expense decreased as a percentage of sales to 25.8% in 1997 from 29.7% in 1996, primarily due to increased Sales and other revenues. In absolute dollars, sales and marketing expense decreased to $14.4 million in 1997 from $14.7 million in 1996 primarily because of changes in resource allocations within the Company's sales and marketing departments, which resulted in improved efficiency. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales and marketing expenses by approximately 3% for 1997 compared to 1996.

        General and Administrative Expense. General and administrative expense increased as a percentage of sales to 8.4% in 1997 from 7.5% in 1996, primarily as a result of legal expenses associated with patent and general litigation issues, and other smaller changes in general corporate expenditures.

        Interest and Other Income, Net. Interest and other income, net, increased to $1.2 million in 1997 from $0.9 million in 1996. This increase resulted primarily from higher average cash and securities available-for-sale balances and higher interest rates earned in 1997.

        Provision for Income Taxes. The Company's income tax expense was $663,000 and $379,000 in 1997 and 1996, respectively. In 1997, the
Company's effective tax rate of 12%, compared to a rate of 10% for 1996. The increased tax rate in 1997 is attributable to the complete utilization of federal, state and foreign net operating loss carryovers, (without regard to amounts attributable to the exercise of stock options, for which related tax benefits were credited to equity), during the year, while the lower tax rate in 1996 is attributable to usage of net operating loss carryovers. The income tax expense consists of state and federal alternative minimum taxes, state minimum franchise taxes, as well as foreign taxes.

        Earnings (Loss) Per Share. Basic earnings per share were $0.48 in 1997, compared to $0.34 in 1996. Diluted earnings per share were $0.43 in 1997, compared to $0.32 in 1996. This increase is due to increases in revenues, partially offset by increases in normal operating expenses. In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. See
Note 1 to the financial statements for a description of SFAS No. 128.

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

        Research and Development Expense. Research and development expense decreased as a percentage of sales from 14.2% in 1995 to 13.4% in 1996. In absolute dollars, research and development expenses increased to $6.6 million in 1996 from $5.5 million in 1995 as a result of the expansion of a number of major development programs, partially offset by support from the Company's NIST grant. Research and development expenses for 1996 and 1995 have been reduced by $1.9 million and $1.5 million, respectively, of credits representing support from the NIST grant. Expenses in 1996 and 1995 also exclude capitalized software development costs of $456,000 and $514,000, respectively, after considering credits to capitalized software of $337,000 and $134,000 in 1996 and 1995, respectively, representing support from the NIST grant.

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

        Acquired In-process Research and Development. The Company determined that the technology acquired from BioLumin, Incorporated (BioLumin) in 1995 was in-process research and development, and therefore the amount of $2,082,000 allocated to the technology was expensed as acquired in-process research and development in the accompanying consolidated statement of operations for 1995.

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

        Earnings (Loss) Per Share. Basic earnings per share were $0.34 in 1996, compared to a net loss per share of $0.30 in 1995. Diluted earnings per share were $0.32 in 1996, compared to a net loss per share of $0.30 in 1995. The increase in basic earnings per share is due to increases in revenues, only partially offset by increases in normal operating expenses, and the fact that approximately $0.21 of the 1995 loss per share was due to the acquisition of in-process research and development of BioLumin.

Factors That May Affect Future Results

        The Company believes that in the future, its results of operations in a quarterly period may be impacted by factors such as delays in the shipment of new products, difficulty in acquiring critical product components of acceptable quality and in required quantity, decreases or delays in the signing of Microarray Technology Access Agreements, increased competition, the effect of announcements of new competitive products, adverse changes in economic conditions in any of the countries in which the Company does business, a slower growth rate in the Company's target markets, effects of Year 2000 issues (see Year 2000), order deferrals in anticipation of new product releases, decisions to invest in research and development programs, legal expenses, reduction or delay of government and private sector funding of research activities, the Company's profit-sharing agreements with Amersham Pharmacia Biotech, the Company's ability to keep pace with new technological developments, or lack of market acceptance of new products. Specifically, the Company has experienced delays with respect to the ramp-up of shipments of its MegaBACE product in the fourth quarter of 1997 due to unforeseen difficulties in adapting the customers' sample preparation processes to a capillary-based technology. The challenges associated with integration of a system as complex as MegaBACE into existing user environments can be expected to continue through at least the first half of 1998 and may cause delays in transition to full
market availability.   Additionally, with a significant portion of net
sales and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies could affect the Company's consolidated results of operations and financial condition in a particular quarter. There can be no assurance that the Company will be able to grow in future periods or that it will be profitable on a quarterly or annual basis.

        The storage phosphor screens used with the Company's PhosphorImager and Storm products are currently purchased from a single source. The storage phosphor screens are manufactured by Eastman Kodak Company (Kodak). Although these screens are available commercially from Kodak, the Company believes that the Company and Kodak, which uses the screens for medical imaging applications, are the only significant customers. Any disruption or delay in the supply of screens by Kodak would have a material adverse effect on the Company. The capillary arrays used by the MegaBACE 1000 are manufactured by Polymicro Technologies, Inc. (PTI). Should there be a disruption or delay in the supply of capillary arrays from PTI, Molecular has sufficient raw materials, engineering and process documentation to continue manufacturing arrays to forecast for some time. The Company has qualified a second vendor that can manufacture arrays, after a setup time.

        The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts, such as the shortfall with respect to the fourth quarter of 1997, could have a significant adverse effect on the trading price of the Company's common stock. The Company typically recognizes a substantial portion of sales near the end of a quarter. Therefore, as occurred with respect to the fourth quarter of 1997, the Company may not become aware of such shortfalls until late in a quarter, which may result in an adverse effect on the trading price of the Company's common stock.

        The Asia-Pacific region is currently experiencing currency, economic and political instability. To date, the Company's results of operations have not experienced any significant adverse effects from this instability. However, in late 1997, the Company's customers experienced a delay in funding which resulted in a delay in orders. If the situation continues, additional customers may delay or decide against purchases of the Company's products. The Company cannot predict whether such a decrease in demand will materialize and if it does, whether it will have an adverse material effect on the Company's results of operations.

Liquidity and Capital Resources

        The Company has financed its operations to date primarily through internally generated funds and the sale of equity securities. At December 31, 1997 and 1996, cash and securities available-for-sale balances were $20.1 million and $20.6 million, respectively, and working capital was $34.4 million and $27.4 million, respectively. For the years ended December 31, 1997 and 1996, cash generated from operations was $0.5 million and $7.8 million, respectively. These changes are substantially due to profitable operations and increases in current liabilities related to unearned revenue for Technology Access Agreements and deferred service revenue, partially offset by increased accounts receivable under the Company's Microarray Technology Access agreements, inventory purchases in anticipation of future shipments, especially related to the MegaBACE products, and a large proportion of sales occurring near the end of the fourth quarter. The Company spent $3.5 million, $1.5 million, and $1.2 million in connection with the acquisition of equipment and leasehold improvements during 1997, 1996 and 1995, respectively.

        The Company enters into foreign exchange contracts to hedge receivables denominated in foreign currencies. The Company's forward exchange hedge contracts require the Company to exchange foreign currencies for U.S. dollars at rates agreed upon at the inception of the contracts. As of December 31, 1997, the Company had approximately $2.6 million of forward exchange contracts outstanding, consisting primarily of Japanese yen, German marks, French francs and British pounds, to hedge firm commitments relating to certain of its foreign receivables. The contracts mature at various dates through June 1998.

        During 1996, the Company instituted a factoring program in order to shorten the time between customer shipments and receipt of payment. Since the Company retains ultimate responsibility for collection of its Japan accounts, amounts paid by the factoring entity are classified as liabilities until the customer pays the factoring entity.

        The Company's principal commitments as of December 31, 1997 consist of obligations under operating leases for facilities and equipment. Long-term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies, or businesses complementary to the Company's business. The Company believes its cash and securities available-for-sale will be sufficient to satisfy its working capital requirements for at least the next twelve months.

New Accounting Pronouncements

        In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Earlier application is permitted. The Company will make the required reporting of comprehensive income in its consolidated financial statements for the fiscal year ending December 31, 1998.

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of a Business Enterprise which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. Earlier application is encouraged. The Company will make the required disclosures under SFAS No. 131 in its consolidated financial statements for the fiscal year ending December 31, 1998. The Company has not yet assessed the future impact of the disclosures required by SFAS No. 131 on its financial statements.

Year 2000

The Company is reviewing its internal computer systems and product offerings to ensure these systems and offerings are adequately able to address the issues expected to arise in connection with the Year 2000. These issues include the possibility that software which does not have the capacity to recognize four digits in a date field may no longer function properly when use of that date becomes necessary.

The Company expects to implement the systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis and is currently reviewing the cost of such actions. A significant proportion of these costs are not expected to be incremental costs to the Company, but will represent redeployment of existing Company resources. The Company expects such modifications to its products and internal systems will be made on a timely basis, and presently believes that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

The Company has not fully determined the extent to which it may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions worldwide. While the Company has begun efforts to seek reassurance from its suppliers and service providers, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

Item 8. Financial Statements and Supplementary Data

        Index to Consolidated Financial Statements


                                                                      Page


Report of Independent Auditors                                        31

Consolidated Balance Sheets as of December 31, 1997 and 1996          32

Consolidated Statements of Operations for each of the
years in the three-year period ended December 31, 1997                33

Consolidated Statements of Stockholders' Equity for each of the
years in the three-year period ended December 31, 1997                34

Consolidated Statements of Cash Flows for each of the
years in the three-year period ended December 31, 1997                35

Notes to Consolidated Financial Statements                            36

Unaudited Quarterly Financial Data                                    56

        Report of Independent Auditors






The Board of Directors
   and Stockholders
Molecular Dynamics, Inc.:



We have audited the accompanying consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Molecular Dynamics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                        KPMG Peat Marwick LLP

Mountain View, California
January 28, 1998

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                              December 31,
                                                          ---------------------
                                                            1997        1996
                                                          ---------   ---------
                     ASSETS
Current assets:
   Cash and cash equivalents                               $11,571      $8,024
   Securities available-for-sale                             8,558      12,617
   Trade accounts receivable, net of allowance for
       doubtful accounts of $282 in 1997 and $254 in 1996   14,403      11,002
   Other accounts receivable                                 5,721       1,559
   Inventories                                              10,675       6,869
   Prepaids and other current assets                           560         347
                                                          ---------   ---------
                Total current assets                        51,488      40,418

Property and equipment, net                                  4,722       2,997
Other assets, net                                            2,845       2,628
                                                          ---------   ---------
                                                           $59,055     $46,043
                                                          =========   =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $3,554      $3,264
   Accrued expenses                                          5,491       5,073
   Factoring liability                                         447       1,124
   Unearned revenue and customer advances                    7,645       3,068
                                                          ---------   ---------
                Total current liabilities                   17,137      12,529
                                                          ---------   ---------

Commitments and contingencies

Stockholders' equity
   Common stock, $.01 par value; 30,000,000 shares
     authorized; 10,366,772 and 10,208,356 shares issued
     and outstanding in 1997 and 1996, respectively            104         102
   Additional paid-in capital                               39,467      39,862
   Accumulated earnings (deficit)                            2,434      (2,426)
   Unrealized gain on securities available-for-sale              7           5
   Cumulative translation adjustment                           (94)        (86)
   Less 445,800 shares of common stock in treasury
     in 1996 at cost                                           --       (3,943)
                                                          ---------   ---------
                  Total stockholders' equity                41,918      33,514
                                                          ---------   ---------
                                                           $59,055     $46,043
                                                          =========   =========

   See accompanying notes to consolidated financial statements.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                Years Ended December 31,
                                          ---------------------------------
                                            1997        1996        1995
                                          ---------   ---------   ---------
Sales and other revenue                    $55,715     $49,378     $38,938

Cost of sales and other revenue             25,456      21,471      17,532
                                          ---------   ---------   ---------

Gross margin                                30,259      27,907      21,406
                                          ---------   ---------   ---------

Operating expenses:
  Research and development                   6,871       6,628       5,533
  Sales and marketing                       14,351      14,662      14,017
  General and administrative                 4,697       3,723       3,728
  Acquired in-process research and
     development                                --          --       2,082
                                          ---------   ---------   ---------

Total operating expenses                    25,919      25,013      25,360
                                          ---------   ---------   ---------

Operating income (loss)                      4,340       2,894      (3,954)
                                          ---------   ---------   ---------

Other income:
  Interest income                            1,106         844         918
  Other income                                  77          49          69
                                          ---------   ---------   ---------

Total other income                           1,183         893         987
                                          ---------   ---------   ---------

Income (loss) before income taxes            5,523       3,787      (2,967)

Income taxes                                   663         379          20
                                          ---------   ---------   ---------

Net income (loss)                           $4,860      $3,408     ($2,987)
                                          =========   =========   =========
Earnings (loss) per share:
  Basic                                      $0.48       $0.34      ($0.30)
                                          =========   =========   =========
  Diluted                                    $0.43       $0.32      ($0.30)
                                          =========   =========   =========

Shares used to compute earnings (loss)
per share:
  Basic                                     10,181      10,058      10,095
                                          =========   =========   =========
  Diluted                                   11,368      10,715      10,095
                                          =========   =========   =========

       See accompanying notes to consolidated financial statements.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996, and 1995
                             (Dollars in thousands)

                                                                        Retained  Unrealized   Cumula-
                                                                        Earnings  Gain (loss)   tive                         Total
                                           Common Stock    Additional   (Accumu-  on SecuritieTransla-    Treasury Stock    Stock-
                                       -------------------   Paid-in     lated    Available-    tion    ------------------ holders'
                                         Shares    Amount    Capitsl    Deficit)   for-Sale   Adjustment Shares    Amount   Equity
                                       ----------- ------- ----------- ---------- ----------- --------- --------- -------- ---------
Balances, December 31, 1994            10,152,344    $102     $40,433    ($2,847)      ($497)       $1  (115,155)   ($738)  $36,454

Treasury stock acquired                       --      --          --           --        --        --   (270,000)  (1,662)   (1,662)
Exercise of stock options                  49,488     --           36          --        --        --         --     --          36
Treasury stock reissued in connection
  with exercise of stock options              --      --         (303)         --        --        --    121,974      785       482
Sale of common stock under
  employee stock purchase plan              6,524     --           35          --        --        --         --     --          35
Treasury stock reissued in connection
  with employee stock purchase plan           --      --         (123)         --        --        --    134,581      860       737
Translation adjustment                        --      --          --           --        --         10        --     --          10
Unrealized gain on securities available-
  for-sale                                    --      --          --           --        540       --         --     --         540
Net loss                                      --      --          --      (2,987)        --        --        --      --      (2,987)
                                       ----------- ------- ----------- ---------- ----------- --------- --------- -------- ---------
Balances, December 31, 1995            10,208,356     102      40,078     (5,834)         43        11  (128,600)    (755)   33,645

Treasury stock acquired                       --      --          --           --        --        --   (586,500)  (4,855)   (4,855)
Treasury stock reissued in connection
  with exercise of stock options              --      --         (216)         --        --        --    109,878      691       475
Treasury stock reissued in connection
  with employee stock purchase plan           --      --          (90)         --        --        --    159,422      976       886
Tax benefit of employee stock
  transactions                                --      --           90          --        --        --         --     --          90
Translation adjustment                        --      --          --           --        --        (97)       --     --         (97)
Unrealized loss on securities available-
  for-sale                                    --      --          --           --        (38)      --         --     --         (38)
Net income                                    --      --          --       3,408         --        --         --     --       3,408
                                       ----------- ------- ----------- ---------- ----------- --------- --------- -------- ---------
Balances, December 31, 1996            10,208,356     102      39,862     (2,426)          5       (86) (445,800)  (3,943)   33,514
Treasury stock reissued in connection
  with exercise of stock options              --      --       (1,271)         --        --        --    355,125    3,093     1,822
Exercise of stock options                 105,111       1         436          --        --        --        --        --       437
Treasury stock reissued in connection
  with employee stock purchase plan           --      --         (368)         --        --        --     90,675      850       482
Sale of common stock under
  employee stock purchase plan             53,305       1         566          --        --        --        --        --       567
Tax benefit of employee stock
  transactions                                --      --          242          --        --        --         --     --         242
Translation adjustment                        --      --          --           --        --         (8)       --     --          (8)
Unrealized gain on securities available-
  for-sale                                    --      --          --           --          2       --         --     --           2
Net income                                    --      --          --       4,860         --        --         --     --       4,860
                                       ----------- ------- ----------- ---------- ----------- --------- --------- -------- ---------
Balances, December 31, 1997            10,366,772    $104     $39,467     $2,434          $7      ($94)       --    $--     $41,918
                                       =========== ======= =========== ========== =========== ========= ========= ======== =========

       See accompanying notes to consolidated financial statements.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    Years Ended December 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
Cash flows from operating activities:
   Net income (loss)                             $4,860     $3,408    ($2,987)
   Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
       Depreciation and amortization              2,186      1,878      1,336
       Provision for doubtful accounts               30         30         30
       Loss on disposition of property              182         73         34
       Tax benefit of employee stock transactio     242         90         --
       Changes in items affecting operations:
         Trade accounts receivable               (3,936)       910     (3,210)
         Other accounts receivable               (4,181)    (1,559)        --
         Inventories                             (3,880)       572     (1,129)
         Prepaids and other current assets         (204)       (30)        79
         Accounts payable                           327       (899)       365
         Accrued expenses                        (1,753)     1,745       (364)
         Unearned revenue and customer
          advances                                6,661      1,689        508
                                               ---------  ---------  ---------
           Net cash provided by (used in)
             operating activities                   534      7,907     (5,338)
                                               ---------  ---------  ---------

Cash flows from investing activities:
   Purchases of property and equipment           (3,458)    (1,532)    (1,189)
   Capitalized software development costs          (778)      (456)      (514)
   Purchases of securities available-for-sale   (52,447)   (25,780)   (18,858)
   Sales and maturities of securities
     available-for-sale                          56,506     28,018     25,376
   Other assets                                    (146)      (561)     1,515
                                               ---------  ---------  ---------
           Net cash (used in) provided by
            investing activities                   (323)      (311)     6,330
                                               ---------  ---------  ---------

Cash flows from financing activities:
   Proceeds from stock option exercises             437         --         36
   Proceeds from employee stock purchase plan       567         --         35
   Purchase of treasury stock                        --     (4,855)    (1,662)
   Reissuance of treasury stock                   2,304      1,271      1,219
   Proceeds from (repayments of) factoring, net    (677)     1,124         --
   Other liabilities                                 --         --        (42)
                                               ---------  ---------  ---------
           Net cash provided by (used in)
            financing activities                  2,631     (2,460)      (414)
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash             705        161         54
                                               ---------  ---------  ---------
Net increase in cash and cash equivalents         3,547      5,297        632
Cash and cash equivalents, beginning of year      8,024      2,727      2,095
                                               ---------  ---------  ---------
Cash and cash equivalents, end of year          $11,571     $8,024     $2,727
                                               =========  =========  =========

Supplementary cash flow information:
   Cash paid:
     Interest                                       $19         $8         $4
                                               =========  =========  =========
     Income taxes                                  $172        $91        $17
                                               =========  =========  =========

   See accompanying notes to consolidated financial statements.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


(1)     Summary of the Company and Significant Accounting Policies

        (a)     The Company

                Molecular Dynamics, Inc. (the Company) develops, manufactures and markets systems that accelerate genetic discovery and analysis. The Company markets a family of systems that significantly enhance the ability of scientists to visualize, quantify and analyze genetic information.
Primary products of the Company include Gel and Blot
Scanners, Capillary Array Sequencers (including the MegaBACE
1000) and Microarray Systems. The Company markets its products worldwide to universities, government research laboratories, and biotechnology, pharmaceutical, genomics and chemical companies. It provides direct sales, service and support of its products in the United States, Canada, Japan and several European countries and through exclusive distributors in other countries.

        (b)     Basis of Presentation

                The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior-year amounts to conform to current year presentation.

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

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed
Of, the Company reviews, as circumstances dictate, the carrying amount of its long-lived assets. The purpose of these reviews is to determine whether the carrying amounts of these assets are recoverable. Recoverability is determined by comparing the projected undiscounted net cash flows of the long-lived assets against their respective carrying amounts. The amount of impairment, if any, is measured based on the excess of the carrying value over the fair value. Management believes that no impairment of the carrying value of long-lived assets has occurred.

 (f)    Acquired Technology and Patents

                Acquired technology and patents are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the respective assets, generally five years for technology and ten years for patents.

        (g)     Computer Software Costs

        The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility for the product. Software development costs capitalized were $778,000, $456,000 and $514,000 for the years ended December 31, 1997, 1996 and 1995, respectively, after considering credits to capitalized software of $498,000, $337,000 and $134,000 for the years ended December 31, 1997, 1996 and 1995, respectively, representing support from the NIST grant. (See Note 5.)

                The Company amortizes such capitalized amounts upon product commercial release at the greater of the straight-line basis using the estimated economic lives of three to four years or the ratio of actual revenues achieved to total anticipated revenues over the lives of the products. The realizability of unamortized capitalized costs is periodically reviewed relative to the estimated future revenues of the related products. Capitalized software amortization expense amounted to $553,000, $586,000 and $510,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

        (h)     Revenue Recognition

                The Company recognizes revenue when title passes to the customer, which is generally upon shipment of the product to its customers. Estimated warranty costs are recorded at the time of sale. Amounts billed for extended service contracts are deferred and recognized over the term of the contracts.



(i)     Advertising Costs

All costs associated with advertising and promoting products are expensed as incurred.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

        (j)     Income Taxes

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

        (k)     Foreign Currency Translation

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

        (l)     Financial Instruments and Risk Concentration

                Foreign Currency Contracts - The Company enters into foreign exchange contracts to hedge receivables denominated in foreign currencies. The Company's forward exchange hedge contracts require the Company to exchange foreign currencies for U.S. dollars at rates agreed upon at the inception of the contracts. Although the gross amounts are used to express the volume of these transactions, the amounts potentially subject to credit risk are limited to the difference between the counterparty's obligation and the obligation of the Company. The contracts do not subject the Company to significant market risk from exchange rate movements because the gains and losses related to the contracts offset the foreign exchange gains and losses on the settlement of the transactions being hedged. Foreign currency transaction gains and losses, net of the impact of hedging, were not significant in 1997, 1996 and 1995.
Realized gains and losses on hedge contracts are included in other income and expense. As of December 31, 1997, the Company had approximately $2,592,000 of forward exchange contracts outstanding, consisting primarily of Japanese yen, German marks, French francs, and British pounds, to hedge firm commitments relating to certain of its foreign receivables. The contracts mature at various dates through June 1998. The fair value of the contracts is based on the exchange rate in effect on the last business day of the year. The carrying amount at December 31, 1997 approximates the fair value as the majority of the contracts were entered into shortly before yearend.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

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

        Risk Concentration - Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily securities available-for-sale and accounts receivable. The Company places its securities available-for-sale in high-credit quality financial institutions and invests in high-quality investments, including U.S. government obligations, corporate securities and certificates of deposit. The Company believes no significant concentration of credit risk exists with respect to these investments.

Accounts receivable include amounts from customers located in the United States, Europe and the Asia-Pacific region. The Asia-Pacific region is currently experiencing currency, economic and political instability. To date, the Company has not experienced any significant adverse effects from this instability. Accounts receivable also include amounts from end users and distributors. Management believes a significant portion of the Company's revenue is derived from customers that are research groups which are funded by government agencies. The Company believes that any credit risks associated with its accounts receivable are mitigated by the Company's credit evaluation process and allowance for doubtful accounts. One customer accounted for 19% of the trade accounts receivable balance at December 31, 1997.

                Certain components used in the Company's products, including the storage phosphor screens used with the PhosphorImager and the capillary arrays used with the MegaBACE 1000, are currently purchased from single sources. The storage phosphor screens are manufactured by Kodak. Although such screens are available commercially from Kodak, the Company believes that the Company and Kodak, which uses the screens for medical imaging applications, are the only significant customers. Any disruption or delay in the supply of screens by Kodak would have a material adverse effect on the Company. The capillary arrays used by the MegaBACE 1000 are manufactured by Polymicro
Technologies, Inc. (PTI). Should there be a disruption or delay in the supply of capillary arrays from PTI, Molecular has sufficient raw materials, engineering and process documentation to continue manufacturing arrays to forecast for some time. The Company has qualified a second vendor that can manufacture arrays, after a setup time. Additional components, such as computers, lasers, optical elements and galvanometers are currently

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
        purchased in configurations specific to and integrated into the Company's products. While the Company believes that most of the components used in its products are available from alternate sources, any unanticipated interruption of the supply of these additional components or other supplies could require the Company to redesign its products.

        (m)     Earnings (Loss) Per Share

                In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings (loss) per share.
Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common share and common stock equivalents, if dilutive, outstanding during the period. Common stock equivalents from outstanding stock options are calculated using the treasury stock method.
Earnings (loss) per share amounts for all periods presented conform to the requirements of SFAS No. 128, after restatement where appropriate.

        (n)     Year End

                The Company's fiscal year end is the Sunday nearest December 31, and the Company operates and reports on 13-week quarterly periods each ending on the Sunday closest to month end. For clarity of presentation, the Company has indicated its accounting year as ending on December 31.

 (o)    Accounting for Stock-Based Compensation

The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation effective January 1, 1996. This statement establishes financial accounting and reporting standards for stock-based compensation, including employee stock purchase plans and stock option plans. As allowed by SFAS No. 123, the Company continues to measure compensation expense for awards granted to employees under the provisions of APB No. 25, Accounting for Stock Issued to Employees.

        (p)     Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the consolidated financial statements and of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(2)   Consolidated Balance Sheet Components

      Certain balance sheet components are as follows (in thousands):

                                              December 31,
                                          -----------------------
                                             1997         1996
                                          ----------   ----------
  (a)   Inventories:

        Raw material                         $5,842       $3,045
        Work-in-process                       2,328        1,786
        Finished goods                        2,505        2,038
                                          ----------   ----------
                                            $10,675       $6,869
                                          ==========   ==========

  (b)   Property and Equipment:

        Machinery and equipment              $7,935       $6,277
        Furniture and fixtures                1,030          824
        Leasehold improvements                1,913        1,081
                                          ----------   ----------
                                             10,878        8,182
        Less accumulated depreciation
           and amortization                   6,156        5,185
                                          ----------   ----------
                                             $4,722       $2,997
                                          ==========   ==========

  (c)   Other Assets:

        Capitalized software                 $2,299       $2,928
        Other                                 1,739        1,636
                                          ----------   ----------
                                              4,038        4,564
        Less accumulated amortization         1,193        1,936
                                          ----------   ----------
                                             $2,845       $2,628
                                          ==========   ==========

  (d)   Accrued Expenses:

        Accrued salaries and benefits        $2,040       $1,971
        Accrued warranty costs                1,194        1,044
        Other                                 2,257        2,058
                                          ----------   ----------
                                             $5,491       $5,073
                                          ==========   ==========

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(3)   Securities Available-for-Sale

      The following is a summary of the fair market value of securities available-for-sale (in thousands):
                                              December 31,
                                          -----------------------
                                             1997         1996
                                          ----------   ----------
        U.S. government securities           $8,895      $10,097
        Corporate securities                  9,442        3,625
        Certificates of deposit                  --        1,889
                                          ----------   ----------
                                             18,337       15,611
        Less cash equivalents                 9,779        2,994
                                          ----------   ----------
                                             $8,558      $12,617
                                          ==========   ==========

      As of December 31, 1997, the Company's investments are scheduled to mature as follows (in thousands):
                                             Fair
                                            Market
                Maturity                    Value
----------------------------------------  ----------
           Less than one year               $13,648
           1-3 years                          4,689
                                          ----------
                                            $18,337
                                          ==========

      At December 31, 1997 and 1996 differences between amortized cost and fair market value due to unrealized gains and losses were not material. Realized gains and losses in 1997, 1996 and 1995 were not material.

(4)     Alliance with Amersham Pharmacia Biotech

        On April 6, 1994, the Company entered into an alliance with Amersham Pharmacia Biotech (Amersham) whereby the companies agreed to share any net profits or losses on the development and distribution of certain instruments and reagents included in the alliance. These include the MegaBACE 1000 products and Microarray Technology Access Programs. Under the agreement, the companies have also agreed to collaborate on the development of future products. Amersham acquired approximately one million shares of the Company's capital stock on the open market as part of this agreement.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

        The Company and Amersham Pharmacia Biotech are developing systems for fluorescence analysis of DNA in microarrays. By the end of 1997, the Company had entered into 11 agreements (Technology
Access Agreements) with genomics and pharmaceutical companies and educational institutions for early access to this technology. One of these agreements began in November 1996. Under the terms of these agreements, companies and educational institutions provide capital and technical feedback in exchange for delivery of various generations of systems and a period of exclusive access to the Company's technology. Instrument revenue was recognized upon shipment of the systems, and represented approximately 9% of instrument revenue in 1997. Access fees received by the Company from its customers under its Technology Access Agreements are deferred and amortized over the period of the agreement. Amounts amortized are first used to offset the related research and development expenses in the period of amortization and amounts in excess of the related research and development expenses are recognized as revenue. Research and development expenses were reduced by $1.7 million and an immaterial amount in 1997 and 1996, respectively, from credits representing amortization of fees from clients participating in the Technology Access Program.

        Under the terms of the agreement between the Company and Amersham, the Company will retain a certain amount of the Initial Profits, as defined by the parties, related to certain of the Technology
Access Agreements. All subsequent profits will be shared. As of December 31, 1997, the Company had realized a portion of the Initial Profits under this agreement.



 (5)    Collaborations with Affymetrix, Inc.

        NIST Grant: In the fourth quarter of 1994, a consortium led by Affymetrix, Inc. (Affymetrix) and the Company was awarded funding from the Advanced Technology Program (ATP) of the National
Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, collaborate with researchers at several academic and research institutions in an effort to develop
miniaturized DNA diagnostic systems. The Company has received notification from NIST that funding has been authorized for the remaining term of the grant, which ends in January 2000. The two companies will receive up to $31 million in matching funds to be divided 33% to the Company and 67% to Affymetrix over the five years of the grant period beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million.  Approximately  $18.3 million of the $31 million was available for the first three years of the grant period, which ended in January 1998. In 1997, 1996 and 1995, the Company recognized credits to its expenses of approximately $2.1 million, $1.9 million and $1.5 million, and reduced its capitalized software by $498,000, $337,000 and $134,000, respectively, representing support from the grant. Over the five-year term of the project, the Company will fund $10.7 million and receive matching funds of $10.7 million, for a total expenditure of $21.4 million. The additional funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics.

        Genetic Analysis Technology ConsortiumT: In December of 1997, the Company and Affymetrix announced the formation of the Genetic
Analysis Technology Consortium (GATCT), which was formed to provide a unified technology platform to design, process, read and analyze DNA arrays. In connection with this agreement, the two companies also signed a non-exclusive, world-wide,

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
        royalty-bearing license granting Molecular rights to certain Affymetrix technology for commercializing low and medium density
DNA arrays. Under the terms of the license agreement, the Company paid Affymetrix an up-front license fee, and will pay operating fees for instruments if certain patents issue in the future, as well as royalties in the future associated with product sales. In addition, Molecular licensed Affymetrix under certain of its patents in the array reader field.

(6) Other Government Grants

In June 1997, the Company received a grant from the National Institutes of Health National Human Genome Research Institute.
Under the terms of the grant, the Company will receive approximately $2 million over a two-year period to support development of an integrated system to increase the productivity and speed of DNA sequencing. In 1997, the Company recorded credits to expense of approximately $200,000, representing support from this grant.


(7)     Factoring Agreement

        The Company has established a factoring program in Japan in order to shorten the time between customer shipments and receipt of payment.
Because the Company retains ultimate responsibility for collection of its Japan accounts, amounts paid by the factoring entity are classified as liabilities until the customer pays the factoring entity. The factoring charge amounts to 1.625 percent per annum, of the amount factored. There are no collateral requirements and no financial ratio requirements associated with the agreement.

(8)     Acquired In-process Research and Development

        In December 1994, the Company entered into an agreement with BioLumin, Incorporated (BioLumin) in order to allow it to pursue the development of technology possessed by BioLumin. The Company determined that the technology purchased from BioLumin in 1995 was in-process research and development and therefore the amount allocated to this technology of $2.1 million was expensed as acquired in-process research and development in the accompanying consolidated statement of operations for the year ended December
31, 1995. The agreement with BioLumin also provides for royalty payments to be made by the Company. In 1997 and 1996, the Company recorded approximately $89,000 and an immaterial amount, respectively, for these royalties.

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

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

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

        At any time prior to ten days after a person or group has acquired beneficial ownership of 20% or more of the combined number of the Company's common stock, the Rights are redeemable for $.005 per Right at the option of the Board of Directors.

(10)    Stockholders' Equity

        In May 1994, the Board of Directors approved a Stock Repurchase Program that authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market. In February 1997, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock under this program. Approximately 1,000,000 shares were purchased by the Company through December 31, 1997. Of these shares, approximately 413,000 shares were reissued under the Company's Employee Stock Purchase
Plan and approximately 587,000 shares were reissued upon the exercise of common stock options through December 31,1997.

 (11)   Benefit Plans

        (a)     Stock-Based Compensation Plans

                Fixed Stock Option Plan

The Company has one fixed stock option plan, the 1997 Stock Option Plan (the Plan), which provides for the granting of options to employees, consultants, officers and directors to purchase common stock at prices not less than 100% and 85% of the fair market value of the Company's common stock for incentive and nonqualified options, respectively. The
Company may grant options for up to 4,004,500 shares of common stock. All options are to have a term not greater than ten years. Options granted generally vest 25% after one year and then ratably at 6 1/4 % per quarter over a three-year period. At December 31, 1997, 464,121 shares were available for future grant.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

All options granted under this plan through December 31, 1997, have been nonqualified options. The Plan provides for the acceleration of vesting of outstanding options at the time of a change in control of the Company as described in the Plan. All grants are at the current fair market value on the date of the grant.

                Under the Plan there is an Automatic Option Grant Program that provides for an initial stock option grant to all nonemployee members of the Board of Directors of 10,000 shares of common stock and subsequent annual grants of 3,500 shares of common stock. Each initial 10,000 share grant vests 25% on the date of grant and the remaining 75% in three equal annual installments over the optionee's continued period of Board service measured from the grant date. Each subsequent 3,500 share grant vests upon completion of one year of Board service measured from the grant date.

    The following table summarizes option activity for the years ended December 31, 1997, 1996 and 1995:

                                              1997                 1996                 1995
                                       -------------------- -------------------- --------------------
                                                  Weighted             Weighted             Weighted
                                                   Average              Average              Average
                                                  Exercise             Exercise             Exercise
(Shares in thousands)                    Shares     Price     Shares     Price     Shares     Price
-------------------------------------- ---------- --------- ---------- --------- ---------- ---------
Outstanding at beginning of year       2,229,718     $5.22  2,013,006     $5.00  1,792,934     $4.70
    Granted                              560,575     16.00    420,200      6.42    565,800      6.15
    Exercised                           (460,236)     4.91   (109,878)     4.33   (171,462)     3.02
    Forfeited                            (73,274)     6.59    (78,461)     7.03   (157,978)     7.34
    Expired                               (2,500)     9.00    (15,149)     9.15    (16,288)     9.65
                                       ----------           ----------           ----------
Outstanding at end of year             2,254,283      7.90  2,229,718      5.22  2,013,006      5.00
                                       ==========           ==========           ==========
Options exercisable
   at end of year                      1,278,836            1,323,514            1,063,087
                                       ==========           ==========           ==========
Weighted-average fair value of
   options granted during the year         $9.27                $3.36                $3.21
                                       ==========           ==========           ==========

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding as of December 31, 1997.

                         Options Outstanding            Options Exercisable
                 ----------------------------------  ----------------------
                              Weighted
                               Average    Weighted                Weighted
                   Number     Remaining   Average      Number     Average
  Range of       Outstanding Contractual  Exercise   Exercisable  Exercise
 Exercise Prices  12/31/97   Life (in yrs  Price      12/31/97     Price
---------------- ----------- ----------- ----------  ----------- ----------
 $0.25 -   0.67     407,850         2.4      $0.42      407,850      $0.42
  2.00 -   5.88     322,906         7.4       5.39      174,364       5.13
  6.00 -   9.75     843,782         7.0       6.55      553,664       6.49
 11.00 -  15.75     483,695         8.5      13.40      141,646      12.29
 16.00 -  19.38     108,100         9.8      17.19          625      17.00
 20.38 -  27.00      87,950         9.8      23.19          687      22.45

                 -----------                         -----------
 $0.25 -  27.00   2,254,283         6.8      $7.91    1,278,836      $5.02
                 ===========                         ===========

   Stock Purchase Plan

   Under the Company's Employee Stock Purchase Plan (the Purchase Plan), which began in 1993, employees meeting certain specific employment qualifications are eligible to participate and are granted rights to purchase shares of the Company's common stock semiannually through payroll deductions at the lower of 85% of the fair market value of the stock at the beginning or end of the purchase period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, for up to 15% of their salary, subject to certain limitations. The Company is authorized to issue up to 1,000,000 shares o common stock under the Purchase Plan and has sold 143,980 shares, 159,422 shares and 141,105 shares to employees in 1997, 1996 and 1995, respectively. At December 31, 1997, 373,343 shares remain available for future issuance. The weighted-average fair value of purchase rights granted under the Purchase Plan in 1997, 1996 and 1995 were $5.10, $1.99 and $2.35, respectively.



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

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                                               Years Ended December 31,
                                         ----------------------------------
                                            1997        1996        1995
                                         ----------  ----------- ----------
   Net income (loss) (in thousands)
         As reported                        $4,860       $3,408    ($2,987)
         Pro forma                          $3,015       $2,513    ($3,525)

  Basic earnings (loss) per share
         As reported                         $0.48        $0.34     ($0.30)
         Pro forma                           $0.30        $0.25     ($0.35)

  Diluted earnings (loss) per share
         As reported                         $0.43        $0.32     ($0.30)
         Pro forma                           $0.27        $0.23     ($0.35)

   The above pro forma amounts include compensation expense for options and purchase rights granted since January 1, 1995, and may not be representative of that to be expected in future years.

   The fair value of each option granted under the Plan and purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                                                                  Employee
                                Employees                Officers             Stock Purchase Plan
                         -----------------------  -----------------------  -----------------------
                          1997    1996    1995     1997    1996    1995     1997    1996    1995
                         ------- ------- -------  ------- ------- -------  ------- ------- -------
Expected volatility          70%     62%     62%      70%     62%     62%      70%     62%     62%
Expected life (in years)    3.5     3.5     3.5      6.0     5.0     5.0      0.5     0.5     0.5
Risk-free interest rate    6.09%   6.16%   6.21%    6.48%   6.54%   6.35%    5.23%   5.24%   5.96%

   A dividend yield of zero was used for each year.

        (b)     Savings Plan

                The Company sponsors a 401(k) Savings Plan (the 401(k) Plan) that covers substantially all full-time U.S. employees.
Employees can elect to defer, in the form of contributions to the 401(k) Plan, up to 20% of their compensation, limited to $9,500 in 1997. The Company may make discretionary contributions in the amounts determined by the Board of Directors. Discretionary contributions of approximately
$34,000 and $193,000 were made in 1997 and 1996,
respectively. There were no such contributions in 1995.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(12)    Commitments and Contingencies

  (a)   Leases

      The Company leases its U.S. facility under an operating lease expiring in 2001 and its European, Japanese, and Australian facilities under operating leases expiring at various dates through 2005. The Company also leases certain equipment under operating leases. The future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows (in thousands):

      Year                                            Amount
     ------                                          ---------
      1998                                             $2,025
      1999                                              1,601
      2000                                              1,415
      2001                                                267
      2002                                                 70
      Thereafter                                          130
                                                     ---------
      Total future minimum lease payments              $5,508
                                                     =========


      Rent expense approximated $1,704,000, $1,410,000, and $1,219,000 for the years ended December 31, 1997, 1996, and 1995, respectively, which includes sublease income of approximately $84,000, $176,000 and $60,000, respectively.

        (b)     Patent Settlement

                In March 1992, the Company reached an agreement with Fuji Photo Film Co., Ltd. settling certain patent infringement related claims. Under the agreement, the Company received a nonexclusive license to the patent rights for the remaining terms of the patents (currently between 4 and 13 years) and pays royalties on sales of the underlying products to which the patents relate. The Company incurred royalties of approximately $580,000, $575,000 and $479,000 in 1997, 1996 and 1995, respectively, under this arrangement. The terms of this licensing agreement were renegotiated in 1997, permitting PhosphorImager products to be sold in Japan.

        (c)     Compensating Balances

                As of December 31, 1997, the Company had a $190,000 certificate of deposit that was held as a compensating balance for the Company's credit facility. This credit facility was used to secure letters of credit for its foreign subsidiaries. This amount is included in cash and cash equivalents in the accompanying consolidated balance sheet at December 31, 1997.

(d) Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of the Company.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

On March 13, 1998, Molecular Dynamics, Amersham Pharmacia Biotech UK Limited and Amersham Life Science Inc. were served with a complaint brought by the Perkin-Elmer Corporation, PE Applied Biosystems Division ("Applied Biosystems") alleging willful infringement by the Company of two United States Patents owned by Perkin-Elmer and seeking a declaratory judgment that either Applied Biosystems does not infringe a United States patent exclusively licensed to Amersham Pharmacia Biotech, or such patent is invalid. This alleged infringement relates to Molecular Dynamics' MegaBACE 1000 DNA Sequencing Systems and FluorImager 595 Imaging Systems. Applied Biosystems is seeking injunctive relief as well as a claim for damages regarding the alleged infringement, along with attorneys' fees. No trial date has been set, and no response to the complaint has yet been filed. The complaint was filed in United States District Court, Northern District of California. Although Management believes that the ultimate disposition of this matter will not materially affect the financial position, results of operations or liquidity of the Company, significant legal expenses could be incurred relative to such lawsuit.

(e)     License Agreements

The Company has entered into two exclusive license agreements for two patents with the University of California at Berkeley, pursuant to which it acquired certain rights to design, manufacture and sell products based on technology relating to confocal fluorescence gel scanning. The Company will pay a royalty under these licenses based on sales of products incorporating the licensed technology. The first patent covered by this agreement was issued in February 1992 and the second was issued in December 1993. Because the technology was developed in part through the use of federal government funds, the Company's licenses of such patent rights may be subject to certain rights of the United States governmental agencies to use the technology. Royalty expense in 1997 related to sales of MegaBACE 1000 was not material.

In September 1997, the Company entered into a software license agreement with Incyte Pharmaceuticals, Inc. to secure access to Incyte's LifeArray gene expression database software. Amounts will be paid to Incyte under this agreement if certain milestones are met.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(13)  Income Taxes

      Income taxes for the years ended December 31, 1997, 1996, and 1995 comprised (in thousands):

                                            1997       1996       1995
                                          ---------  ---------  ---------
Current:
    Federal                                   $119       $186     $  --
    Foreign                                    137         51         48
    State                                      165         52        (28)
                                          ---------  ---------  ---------
                                               421        289         20
                                          ---------  ---------  ---------
Deferred:
    Federal                                    --         --         --
    State                                      --         --         --
                                          ---------  ---------  ---------
                                                 0          0          0
                                          ---------  ---------  ---------
Charge in lieu of taxes attributable
  to employee stock plans                      242         90        --
                                          ---------  ---------  ---------
Total                                         $663       $379        $20
                                          =========  =========  =========

     The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income (loss) before income taxes and the actual income taxes follows (in thousands):

                                            1997       1996       1995
                                          ---------  ---------  ---------
Income taxes expense (benefit) at
   statutory rate                           $1,878     $1,288    ($1,009)
State income taxes, net of federal
   income tax benefit                           77         33         48
Losses and credits for which no
   benefit was recognized                        --       277        963
Utilization of NOL                          (1,536)    (1,283)         --
Rate differential on foreign taxes             217        142          --
Other                                           27        (78)        18
                                          ---------  ---------  ---------
                                              $663       $379        $20
                                          =========  =========  =========

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 are presented below (in thousands):

                                                       1997       1996
                                                     ---------  ---------
Deferred tax assets:
  Reserves and accruals for financial reporting
     purposes not taken for tax purposes               $1,444     $1,372
  Net operating loss carryforwards                      2,123      2,299
  Research and other credit carryforwards               3,240      2,387
  Foreign net operating loss carryforwards                281        266
  Other                                                   146         67
                                                     ---------  ---------

             Total gross deferred tax assets            7,234      6,391
             Valuation allowance                       (6,471)    (5,838)
                                                     ---------  ---------
             Net deferred tax assets                      763        553
                                                     ---------  ---------

Deferred tax liabilities:
  Software costs, principally due to
    capitalization and amortization for
    financial reporting purposes                         (645)      (553)
  Property and equipment                                 (118)         --
                                                     ---------  ---------

             Total gross deferred tax liabilities        (763)      (553)
                                                     ---------  ---------
             Net deferred taxes                        $  --      $  --
                                                     =========  =========

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

        The valuation allowance increased by $633,000, decreased by $446,000, and increased by $2,440,000 during the years ended
December 31, 1997, 1996 and 1995, respectively. The valuation allowance as of December 31, 1997 includes a tax effect of approximately $2,404,000 attributable to employee stock plans, the benefit of which will be recorded as an increase to paid-in capital when realized.

        As of December 31, 1997, for federal income tax purposes the Company has a net operating loss carryforward of approximately $5,943,000 which expires in tax years 2004 through 2010. For California income tax purposes, as of December 31, 1997, the Company has a net operating loss carryforward of approximately $1,645,000 which expires in tax years 1999 through 2000. The difference between the net operating loss carryforwards for federal income tax purposes and for California income tax purposes results primarily from a 50% limitation on the California loss carryforwards.

        As of December 31, 1997, the Company has research and development tax credit carryforwards of approximately $1,886,000 and $1,248,000 for federal and state, respectively. The carryforwards expire in tax years 2003 through 2012.

(14) Earnings (Loss) per Share

   The calculation of basic and diluted earnings (loss) per share is as follow (in thousands, except per share amounts):

                                      1997       1996       1995
                                    ---------  ---------  ---------

   Net income (loss)                  $4,860     $3,408    ($2,987)
                                    ========== ========== ==========

   Denominator for basic earnings
     (loss) per share--weighted
     average shares                   10,181     10,058     10,095

   Dilutive employee stock options     1,187        657          --
                                    ---------  ---------  ---------
   Denominator for diluted earnings
     (loss) per share                 11,368     10,715     10,095
                                    ========== ========== ==========

   Basic earnings (loss) per share     $0.48      $0.34     ($0.30)
                                    ========== ========== ==========

   Diluted earnings (loss) per share   $0.43      $0.32     ($0.30)
                                    ========== ========== ==========

   Additional information regarding employee stock options is included in Note

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

   At December 31, 1997 and 1996, options to purchase 90,200 shares and 237,293 shares, respectively, of the Company's common stock were outstandin at exercise prices greater than the average market prices of $17.35 and $7.29 for the Company's common stock during 1997 and 1996, respectively. These options were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. At December 31, 1995 options to purchase 2,103,006 shares of the Company's common stock were outstanding. None of these options were included in the calculation of diluted loss per share because the effect would have been antidilutive.


(15)    Related Party Transaction

The Company has entered into a loan agreement dated January 10, 1997, with the President and Chief Executive Officer of the Company, under which it issued three notes on January 10, 1997, January 30, 1997, and March 27, 1997, respectively, for an aggregate principal amount of $350,000. On January 28, 1998, the Company issued a new note to replace the above notes, for a principal amount of $330,000. This note, as well as the notes it replaced, is secured by a second deed of trust on the officer's residence. The principal and interest accrued on the notes are to be repaid on December 31, 2000. At the time of the issuance of the new note, the officer paid the interest accrued to date and principal of $20,000. Interest accrues on the note at the rate of 5.7% per annum. The maximum amount outstanding under the loan agreement during 1997 was $350,000.

(16)  Segment Information

      Summarized data for the Company's operations and export sales are as follows (in thousands):

                                      1997       1996       1995
                                    ---------  ---------  ---------
   Sales and other revenue:
      United States                  $50,867    $42,517    $32,972
      Europe                           8,521      9,201      8,462
      Asia-Pacific                     6,797      7,500      5,620
      Intercompany eliminations      (10,470)    (9,840)    (8,116)
                                    ---------  ---------  ---------
                                     $55,715    $49,378    $38,938
                                    =========  =========  =========

   Operating income (loss):
      United States                   $4,568     $2,698    ($3,457)
      Europe                             368        580       (526)
      Asia-Pacific                       (17)      (126)       (57)
      Intercompany eliminations         (579)      (258)        86
                                    ---------  ---------  ---------
                                      $4,340     $2,894    ($3,954)
                                    =========  =========  =========

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

   Identifiable assets:
      United States                  $59,678    $45,504    $43,310
      Europe                           4,151      6,138      4,347
      Asia-Pacific                     4,026      3,592      3,337
      Intercompany eliminations       (8,800)    (9,191)    (8,249)
                                    ---------  ---------  ---------
                                     $59,055    $46,043    $42,745
                                    =========  =========  =========

   Export sales                       $5,643     $4,883     $5,142
                                    =========  =========  =========

UNAUDITED QUARTERLY FINANCIAL DATA

                                                          Quarters Ended
                            -------------------------------------------------------------------------------
                                             1997                                     1996
                            --------------------------------------   --------------------------------------
                             Mar 31    Jun 30    Sep 30    Dec 31     Mar 31    Jun 30    Sep 30    Dec 31
                            --------  --------  --------  --------   --------  --------  --------  --------
Sales and other revenue     $13,006   $13,880   $14,368   $14,461    $10,884   $12,151   $12,910   $13,433
Gross margin                  7,459     7,731     7,761     7,308      6,134     6,960     7,110     7,703
Operating income                973     1,450     1,294       623         68       531     1,007     1,288
Net income                    1,060     1,532     1,375       892        286       630     1,068     1,424
Earnings per share (1):
   Basic                      $0.11     $0.15     $0.14     $0.09      $0.03     $0.06     $0.11     $0.14
   Diluted                    $0.10     $0.14     $0.12     $0.08      $0.03     $0.06     $0.10     $0.13


 (1) The earnings per share amounts for the first three quarters of 1997 and all of 1996 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

        PART III


Item 10.Directors and Officers of Registrant

                (1)     Identification of Directors:

                The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 -- Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 19, 1998 (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

                (2)     Identification of Executive Officers:

                See Part I, "Executive Officers of the Registrant"

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

        PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

                (a)     List of Documents filed as part of this Report

                        1. Financial Statements The following consolidated financial statements and supplemental data are filed in Part II, Item 8 of this Annual Report on Form 10-K:

                        Report of Independent Auditors
                        Consolidated Balance Sheets
                        Consolidated Statements of Operations
                        Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                        Notes to Consolidated Financial Statements
                        Unaudited Quarterly Data

                        2. Financial Statement Schedules The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1997, is filed in Part IV, Item 14(d) of this Annual Report on Form 10-K:

                        Report of Independent Auditors on
                                Consolidated Financial Statement Schedule
                        Schedule II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                3.      (a)     Exhibits  See Exhibit List below.

                        (b) Form 8-K The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year 1997.

                EXHIBIT LIST


        Exhibit
        Number  Description

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

        10.36*(7)       Advanced Technology Program Participation Agreement,
dated January 13, 1995, by and between Molecular
Dynamics, Inc. and Affymetrix, Inc.

        10.37(8)        Second Sublease by and between Molecular Dynamics,
Inc. and Tetherless Access, Ltd. dated as of September 14, 1995.

        10.38(9)        Settlement Agreement by and between Molecular
Dynamics, Inc. and Meridian Instruments, Inc. dated as of March 20, 1996.

        10.39*(10)      Technology Development and Purchase Agreement
between SmithKline Beecham and Molecular Dynamics dated as of November 18, 1996.

        10.40(10)       Home Loan Agreement between Jay Flatley and
Molecular Dynamics, Inc. dated January 10, 1997.

10.41#  License Agreement between Molecular Dynamics, Inc.
and Affymetrix, Inc. dated November 28, 1997.

        22.1(1) Subsidiaries of the Company.

23.1    Consent of KPMG Peat Marwick LLP.

"*" on such exhibits indicates that portions have been omitted for which confidential treatment has been granted

"#" on such exhibits indicates that portions have been omitted for which confidential treatment has been requested and filed separately with the Securities and Exchange Commission

(1) Incorporated by reference from an identically numbered exhibit filed with the Company's Registration
Statement on Form S-1 (File No. 33-46497) declared effective by the Securities and Exchange Commission on February 5, 1993.

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

(10) Incorporated by reference from an identically numbered exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-19955), filed with the Securities Exchange Commission on March 28, 1997, as amended by the Company's Amendment to Annual Report on Form 10-K/A, filed with the Securities and Exchange commission on March 31, 1997.

                                SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California on this 25th day of March, 1998.

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

       Signature                        Title                        Date
-----------------------  ------------------------------------  ----------------
/s/ Jay Flatley          President, Chief Executive            March 25, 1998
-----------------------    Officer, Chief Operating Officer,
(Jay Flatley)            Acting Chief Financial Officer
                         and Director (Principal Executive
                         and Financial Officer)

/s/ Lynne R. Wagoner     Director of Finance                   March 25, 1998
-----------------------    (Principal Accounting Officer)
(Lynne R. Wagoner)

/s/ James M. Schlater    Chairman of the Board of Directors    March 25, 1998
-----------------------
(James M. Schlater)

/s/ C. Woodrow Rea       Director                              March 25, 1998
-----------------------
(C. Woodrow Rea)

/s/ Robert Keeley        Director                              March 25, 1998
-----------------------
(Robert Keeley)

/s/ Janice M. LeCocq     Director                              March 25, 1998
-----------------------
(Janice M. LeCocq)

/s/ Lester John Lloyd    Director                              March 25, 1998
-----------------------
(Lester John Lloyd)


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




Item 14(d).  FINANCIAL STATEMENT SCHEDULE

Report of KPMG Peat Marwick LLP, Independent Auditors, on Financial Statement Schedule


        Report of Independent Auditors



The Board of Directors and Stockholders
Molecular Dynamics, Inc.:


Under date of January 28, 1998, we reported on the consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 KPMG Peat Marwick LLP

Mountain View, California
January 28, 1998

                                                                     SCHEDULE II

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
          For the three years in the period ended December 31, 1997

                                 Balance at  Charged to                 Balance
                                  Beginning   Costs and                 at End
          Description              of Year    Expenses    Deductions    of Year
-------------------------------- ----------- ----------- ------------ -----------
Year Ended December 31, 1995:

 Allowance for doubtful accounts   $251,000     $30,000      $  --      $281,000

 Accrued warranty costs            $737,000    $859,000    ($929,000)   $667,000


Year Ended December 31, 1996:

 Allowance for doubtful accounts   $281,000     $30,000     ($57,000)   $254,000

 Accrued warranty costs            $667,000  $1,669,000  ($1,292,000) $1,044,000


Year Ended December 31, 1997:

 Allowance for doubtful accounts   $254,000     $30,000      ($2,000)   $282,000

 Accrued warranty costs          $1,044,000  $2,021,000  ($1,871,000) $1,194,000
