Form 10-Q
period 1998-03-31
MOLECULAR DYNAMICS INC
filed 1998-05-20
CIK 885263

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 5, 1998.

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

                     [X]  Yes       [ ] No


As of April 27, 1998, 10,442,895 shares of Common Stock of the Registrant were outstanding.

MOLECULAR DYNAMICS, INC.

INDEX



PART I.  FINANCIAL INFORMATION


Item 1.Financial Statements                                     Page(s)


Condensed Consolidated Balance Sheets
March 31, 1998 (unaudited) and December 31, 1997                   3


Condensed Consolidated Statements of Income
Three months ended March 31, 1998 and 1997 (unaudited)             4


Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 1998 and 1997 (unaudited)             5


Notes to Condensed Consolidated Financial Statements
(unaudited)                                                        6-9


Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations                     10-15


PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K                           16


Signatures                                                        17

                      MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                                  (In thousands)

                                                      March 31,     December 31,
                                                      1998          1997
                                                      ------------  ------------
                     ASSETS
Current assets:
   Cash and cash equivalents                               $6,176       $11,571
   Securities available-for-sale                           14,846         8,558
   Accounts receivable, net                                15,807        14,403
   Other accounts receivable                                6,854         5,721
   Inventories                                             10,576        10,675
   Prepaids and other current assets                          745           560
                                                      ------------  ------------
                Total current assets                       55,004        51,488
Property and equipment, net                                 4,669         4,722
Other assets, net                                           3,409         2,845
                                                      ------------  ------------
                                                          $63,082       $59,055
                                                      ============  ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $3,481        $3,554
   Accrued expenses                                         6,337         5,491
   Factoring liability                                        816           447
   Unearned revenue and customer advances                   8,998         7,645
                                                      ------------  ------------
                Total current liabilities                  19,632        17,137
                                                      ------------  ------------
Commitments and contingencies

Stockholders' equity
   Common stock and additional paid-in capital             40,272        39,571
   Retained earnings                                        3,280         2,434
   Cumulative translation adjustment                          (94)          (94)
   Unrealized (loss) gain on securities-
    available-for-sale                                        (8)            7
                                                      ------------  ------------
                  Total stockholders' equity               43,450        41,918
                                                      ------------  ------------
                                                          $63,082       $59,055
                                                      ============  ============

                      See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                      (In thousands, except per share data)
                                     (unaudited)

                                     Three Months Ended
                                         March 31,
                                    ---------------------
                                    1998       1997
                                    ---------- ----------
Sales and other revenue               $14,080    $13,006
Cost of sales and other revenue         6,614      5,547
                                    ---------- ----------
       Gross profit                     7,466      7,459
                                    ---------- ----------
Operating expenses:
    Research and development, net       1,773      2,070
    Sales and marketing                 3,620      3,244
    General and administrative          1,232      1,172
                                    ---------- ----------
       Total operating expenses         6,625      6,486
                                    ---------- ----------
       Operating income                   841        973

Interest income, net                      295        274
Other (expense) income, net               (10)       (43)
                                    ---------- ----------
       Income before income taxes       1,126      1,204

Income tax expense                        281        144
                                    ---------- ----------
       Net income                        $845     $1,060
                                    ========== ==========
Earnings per share:
  Basic                                 $0.08      $0.11

  Diluted                               $0.08      $0.10


Shares used to compute earnings
per share:
  Basic                                10,406      9,951

  Diluted                              11,173     11,068

                      See accompanying notes.

                    MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash provided by (used in) operating activities       $693   ($1,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                         (448)     (831)
    Proceeds from sale of property and equipment                  8        --
    Capitalized software development costs                      (482)     (136)
    Purchases of securities available-for-sale               (13,883)  (10,921)
    Maturities and sales of securities available-for-sale      7,580     8,876
    Other assets                                                (250)      157
                                                            --------- ---------
      Net cash used in investing activities                   (7,475)   (2,855)
                                                            --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Reissuance of treasury stock                                 --      1,888
    Proceeds from stock option exercises                          54       --
    Proceeds from employee stock purchase plan                   648       --
    Net increase (decrease) in factoring liability               369       (62)
                                                            --------- ---------
      Net cash provided by financing activities                1,071     1,826
                                                            --------- ---------
Effect of exchange rate changes on cash                          316       149
                                                            --------- ---------
Net decrease in cash and cash equivalents                     (5,395)   (2,502)
Cash and cash equivalents at beginning of period              11,571     8,024
                                                            --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $6,176    $5,522
                                                            ========= =========

     See accompanying notes to Condensed Consolidated Financial Statements.

MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 - Basis of Presentation

        The accompanying condensed consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries (Molecular Dynamics or the Company) as of March 31, 1998 and December
31, 1997 and the related condensed consolidated statements of income and cash flows for the three months ended March
31, 1998 and 1997 have been prepared on substantially the same basis as are the Company's annual consolidated financial statements. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

        The Company's fiscal year end is the Sunday nearest December 31, and the Company operates and reports on 13-week quarterly periods, except in years consisting of 53 weeks, such as the 1998 fiscal year. In that case, the first quarter of the fiscal year consists of 14 weeks. For clarity of presentation the Company has indicated that its first quarter ended March 31 and its 1997 fiscal year ended December 31, whereas in fact, the Company's first quarter for fiscal years 1998 and 1997 ended on April 5, 1998 and March 30, 1997, respectively, and its fiscal year ended on December 28, 1997.

NOTE 2 - INVENTORIES

  Inventories consisted of (in thousands):
                                              March 31,     December 31,
                                                 1998           1997
                                             ------------   ------------

         Raw materials                            $5,379         $5,842
         Work in process                           2,313          2,328
         Finished goods                            2,884          2,505
                                             ------------   ------------
                                                 $10,576        $10,675
                                             ============   ============

NOTE 3 - EARNINGS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share (SFAS No. 128), which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. All prior periods have been restated in accordance with SFAS No. 128.

   The calculation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):

                                             Three Months   Three Months
                                                Ended          Ended
                                             March 31, 1998 March 31, 1997
                                             ------------   ------------

   Net income                                       $845         $1,060
                                             =============  =============

   Denominator for basic earnings
     per share--weighted
     average shares                               10,406          9,951

   Dilutive employee stock options                   766          1,117
                                             ------------   ------------
   Denominator for diluted earnings
      per share                                   11,172         11,068
                                             =============  =============

   Basic earnings per share                        $0.08          $0.11
                                             =============  =============

   Diluted earnings per share                      $0.08          $0.10
                                             =============  =============


     Net income per share amounts are based on the weighted average number of common shares and common stock equivalents, where dilutive, outstanding during the period. Common stock equivalents arise from outstanding stock options and are computed using the treasury stock method. For the quarters ended March 31, 1998 and 1997, options to purchase 522,219 shares and 27,300 shares, respectively, of the company's common stock were outstanding at exercise prices greater than the average market prices of $13.04 and $13.36 for the Company's common stock during those quarters in 1998 and 1997, respectively. These options were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

NOTE 4. - Collaboration with Affymetrix, Inc.

In the third quarter of 1994, a consortium led by Affymetrix, Inc. and the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The two companies will receive up to $31 million in matching funds to be divided 33% to the Company and 67% to Affymetrix over the five years of the grant beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. Approximately $18.3 million of the $31 million was available for the first three years of the grant period, which ended in January 1998. The grant funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In the first quarter of 1998 and 1997, the Company recognized credits to its expenses of approximately $386,000 and $614,000, respectively, and reduced its capitalized software by $79,000 and $125,000, respectively, representing support from the grant.

NOTE 5. - Stock Repurchase Program

In May 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market, and in February 1997 the Board increased this amount by 500,000 shares. The Company has purchased approximately 1,000,000 shares under this program as of March 31, 1998. Of these, approximately 1,000,000 shares were reissued under the Company's Stock Option and Employee Stock Purchase Plans. None of these shares was reissued during the first quarter of 1998. The Company had purchased 122,000 additional shares during the period between the end of the first quarter of 1998 and May 12, 1998.

NOTE 6. - Technology Access Program

The Company and Amersham Life Science Ltd. are developing systems for fluorescence analysis of DNA in microarrays.
The two companies are pursuing agreements with genomics, pharmaceutical and biotechnology companies to provide them with microarray systems prior to their release to the general market, in exchange for funding and collaborative expertise. From inception in November, 1996, through March 31, 1998, the Company had entered into 14 such agreements, including three in the first quarter of 1998. Between April 5, 1998 and May 12, 1998, one additional agreement had been signed. Research and development expenses for the first quarter of 1998 and 1997 were reduced by approximately $1.1 million and an immaterial amount, respectively, from credits representing amortization of fees from clients participating in the Company's technology access program. In addition, $375,000 of the amortized fees was recorded as revenue, with no related cost of revenue, for the three months ended March 31, 1998.

Under the terms of the agreement between the company and Amersham, the Company will retain a certain amount of the Initial Profits, as defined by the parties, related to certain of the Technology Access Agreements. All subsequent profits will be shared. As of March 31, 1998, the Company had realized a portion of the Initial Profits under this agreement.

NOTE 7. - Litigation

On March 13, 1998, Molecular Dynamics, Amersham Pharmacia Biotech UK Limited and Amersham Life Science Inc. were served with a complaint brought by the Perkin-Elmer Corporation, PE Applied Biosystems Division ("Applied Biosystems") (1) alleging willful infringement by the Company of two United States Patents assigned to Perkin-Elmer and (2) seeking a declaratory judgment of non-infringement or invalidity of a United States patent exclusively licensed to Amersham Pharmacia Biotech. According to the complaint, Applied Biosystems' allegations of purported infringement against the Company relate to Molecular Dynamics' MegaBACE 1000 DNA sequencing systems and FluorImagerr 595 imaging systems. Applied Biosystems seeks injunctive relief, as well as damages regarding the alleged infringement, along with attorneys' fees.

On April 16, 1998, Molecular Dynamics filed an answer to the complaint, seeking a declaratory judgment of non-infringement and/or invalidity of the alleged Applied Biosystems patents. At that time, the Company filed a counterclaim alleging that it owns rights under two patents which are infringed by certain Applied Biosystems sequencing systems. The counterclaim alleges that Applied
Biosystems is making, using, offering for sale or selling DNA sequencers, including the ABI Prism 377, that infringe the Company's patents. The Company seeks injunctive relief, as well as damages regarding the alleged infringement, along with attorneys' fees. The action is currently pending in the Northern District of California. Discovery has not begun. No trial date has been set. Although Management believes that the ultimate disposition of this matter will not materially affect the financial position, results of operations or liquidity of the Company, significant legal expenses could be incurred relative to such lawsuit.

NOTE 8. - New Accounting Standard

In June 1997, the Financial Accounting Standards Board issued SFAS No.130 "Reporting Comprehensive Income" which is effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will make the required reporting of comprehensive income in its consolidated financial statements for the fiscal year ending December 31, 1998 or, if material, in its Quarterly Reports. Comprehensive income for the three months ended March 31, 1998 and 1997 was $830,000 and $973,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

        Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties set forth below under "Factors That May Affect Future
Results".

Results of Operations

Sales and other revenue. The Company's sales and other revenue of $14.1 million in the first quarter of 1998 represented an increase of 8% from $13.0 million in the first quarter of the prior year. This increase resulted primarily from increased sales of the Company's MegaBACE? DNA sequencing products and Microarray systems, which were introduced in 1997, partially offset by decreases in sales of the Company's gel and blot scanning products. The Company sells its products in North America, Europe, Japan and Australia. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales by $293,000 between the 1998 and 1997 periods.

Gross margin. Gross margin for the first quarter of 1998 was 53.0% compared to 57.4% for the same period in the prior year. The decrease in gross margin was primarily due to sales mix, primarily relating to sales of lower-margin MegaBACE instruments, which were not introduced until mid-1997, and pre-production microarray systems.

Research and development. Research and development expenses for the first quarter of 1998 were $1.8 million, which represented a 14% decrease from expenses of $2.1 million for the first quarter of 1997. This resulted from the increased credits to expense representing recognition of fees from clients participating in the Company's program for early access to technology for the analysis of DNA in microarrays
(MTAP), partially offset by a decrease in support recorded from the Company's NIST grant. This decrease, and the increase in revenue, resulted in research and development expenses decreasing as a percentage of revenue to 12.6% in the first quarter of 1998, from 15.9% in the first quarter of 1997. Research and development expenses for the first quarter of 1998 and 1997 were reduced by $1.1 million and an immaterial amount, respectively, in recognition of fees from MTAP clients. In the first quarter of 1998 and 1997, the Company recognized credits to Research and Development expenses of approximately $386,000 and $614,000, respectively, and reduced its capitalized software by $79,000 and $125,000, respectively, representing support from the NIST grant.


Sales and marketing. Sales and marketing expenses for the first quarter of 1998 were $3.6 million as compared to $3.2 million in the first quarter of 1997. This increase was due to increases in headcount within the Company's sales and marketing departments, primarily in support of the MegaBACE product. This increase resulted in sales and marketing expenses growing as a percentage of revenue to 25.7% in the first quarter of 1998 from 24.9% in the first quarter of 1997.

General and administrative. General and administrative expenses for the first quarter of 1998 were $1.2 million, approximately equal to the first quarter of 1997. Since sales and other revenue increased, general and administrative expenses decreased as a percentage of revenue, to 8.8% in the first quarter of 1998 from 9.0% in the first quarter of 1997.

Provision for income taxes. During the first quarter of 1998, the Company recorded a tax provision utilizing an effective tax rate of 25%, as compared to a rate of 12% for the first quarter of 1997. The increased tax rate is due to the complete utilization of federal, state and foreign net operating loss carryovers (without regard to amounts attributable to the exercise of stock options, for which related tax benefits were credited to equity) in 1997.

Earnings per share.    Basic earnings per share were $0.08
in the first quarter of 1998, compared to $0.11 in the first quarter of 1997. Diluted earnings per share were $0.08 in the first quarter of 1998, compared to $0.10 in the first quarter of 1997. This decrease in the current year is primarily due to the lower gross margin percentages discussed above.

Factors That May Affect Future Results

The Company believes that results of operations in any quarterly period may be impacted by factors that have occurred in the past, and may occur in the future, such as the effect of delays in the shipment of new products, increased competition, legal expenses, order deferrals in anticipation of new product releases, decisions to invest in research and development programs, difficulty in acquiring critical product components of acceptable quality and in required quantity, Year 2000 issues, a slower growth rate in the Company's target markets, or lack of market acceptance of new products, the Company's profit-sharing agreements with Amersham Pharmacia Biotech, reduction or delay of government and private sector funding of research activities, or adverse changes in economic conditions in any of the countries in which the Company does business. Also, with a significant portion of net sales and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies such as those that occurred in the first quarter of 1998 could affect the Company's results of operations and financial condition in a particular quarter. There can be no assurance that the Company will be able to grow in future periods or continue profitability on a quarterly basis.

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

Liquidity and Capital Resources

Working capital increased to $35.4 million as of March 31, 1998, from $34.4 million at December 31, 1997, primarily due to the Company's profitable operations. The issuance of stock for employee stock option and purchase plans was the source of approximately $650,000 of working capital, and approximately $930,000 of working capital was used to fund development of capitalized software and to purchase fixed assets to expand the Company's facilities.

The Company's principal commitments at March 31, 1998 consisted of obligations under operating leases for facilities and equipment. Long-term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies or businesses complementary to the Company's business. The Company believes its cash, securities available-for-sale, and cash flows from operating activities will be sufficient to satisfy its working capital requirements for the foreseeable future.

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

                (a) There were no reports on Form 8-K during the quarter ended March 31, 1998.

MOLECULAR DYNAMICS, INC.


SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                MOLECULAR DYNAMICS, INC.
                                                                (Registrant)


Date:   May 19, 1998                    By: /s/ Jay Flatley
                                                     Jay  Flatley
                                                        President, Chief
                                                        Executive Officer &
                                                        Acting Chief
                                                        Financial Officer

Date:   May 19, 1998                    By:     /s/Lynne R. Wagoner
                                                         Lynne R. Wagoner
                                                         Director of
                                                         Finance (Principal
                                                         Accounting
                                                         Officer)