Form 10-K/A
period 1997-12-28
MOLECULAR DYNAMICS INC
filed 1998-08-14
CIK 885263

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997

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

          Yes  [X]       No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of voting stock held by nonaffiliates of the Registrant, as of March 18, 1998 was approximately $ 98,834,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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


SCIENTIFIC BACKGROUND

GENERAL

     Over the past ten years, molecular biology research has produced many important breakthroughs in our understanding and treatment of disease and genetic disorders. New

-----------------------
*/   Trademarks of Molecular Dynamics, Inc. and other companies are included herein.

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

     Over the past several years, the Company has invested heavily in the development of systems that address larger and rapidly-growing markets. These markets, which include pharmaceuticals, genomics, forensics, agriculture and clinical diagnostics, are characterized by the need for high throughput analysis and complete analytical solutions requiring a combination of automated instrumentation, reagent chemistry kits and optimized application software. Two new product lines have recently been introduced. The first, the Microarray system, prepares and analyzes DNA in a microchip format and is exclusively marketed on a technology access basis. The second is a high-throughput, automated DNA sequencing instrument branded MegaBACE-TM- 1000. Both new product lines use matched fluorescence reagents and consumables being developed by the Company's strategic alliance partner, Amersham Pharmacia Biotech (Amersham).
The Company believes that these new offerings can accelerate the expansion of molecular biology techniques from research through to commercial applications.


     PRODUCTS:                               VISUALIZATION TECHNIQUE:
     ---------                               ------------------------
          GEL AND BLOT SCANNING PRODUCTS
          ------------------------------
          Personal Densitometer SI           Staining, Radioactivity, Chemiluminescence

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

          Storm 830                          Fluorescence, Radioactivity

          Storm 820                          Radioactivity

          FluorImager SI                     Fluorescence, Chemifluorescence

          FluorImager 595                    Fluorescence, Chemifluorescence

          BioLumin 960                       Fluorescence, Absorption

          MICROARRAY SYSTEMS
          ------------------
          Microarray Spotter                 Fluorescence

          Microarray Scanner                 Fluorescence

          SEQUENCING PRODUCTS
          -------------------
          MegaBACE 1000                      Fluorescence


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

     The BioLumin 960 microplate reader is the first commercial product resulting from Molecular Dynamics' acquisition of technology and assets from BioLumin Corporation in 1995, and combines absorbance and fluorescence detection in one instrument. The BioLumin 960 works with the BioTrak-TM-series of microplate assay reagents from Amersham Pharmacia Biotech, as well as other off-the-shelf reagents and protocols. The Company began shipping the BioLumin 960 in the first half of 1996. The selling price of the BioLumin 960 ranges from $25,000 to $35,000, depending on options and accessories.

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

PROPRIETARY SOFTWARE PRODUCTS

     The Company has invested significant resources in the development of proprietary software for all its product lines. The MegaBACE software integrates sample log-in, instrument control and analysis of all 96 capillaries operating in parallel on the MegaBACE

1000 DNA Sequencing system. ImageQuaNT-Registered Trademark-, ImageQuaNT Tools, FluorSep-Registered Trademark-, and Fragment Analysis-TM- software provide cross platform solutions for interactive and semi-automated analysis of electrophoretic separations, dot blots and slot blots. The Xperiment-TM-software manages the acquisition and analysis of microassay data on the BioLumin instrument, while the ImageSpace-Registered Trademark- software delivers an integrated environment for 3-D quantitation and visualization of confocal microscopy data.

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

     In December 1997, the Company and Affymetrix announced the formation of the Genetic Analysis Technology Consortium-TM- (GATC-TM-), which was formed to provide a unified set of specifications for the design, processing, reading and analysis of DNA microarrays. In connection with this agreement, the two companies also signed a non-exclusive, worldwide, royalty-bearing license granting Molecular Dynamics rights to certain Affymetrix patents for commercializing low and medium density DNA microarrays. Under the terms of the patent license agreement, the Company paid Affymetrix an up-front license fee, and will pay operating fees for instruments if certain patents issue in the future, as well as royalties in the future associated with product sales. In addition, Molecular Dynamics granted a license to Affymetrix under certain of its patents in the array reader field for commercialization of systems related to microarrays.

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

     The Company and Amersham Pharmacia Biotech are developing systems for gene expression analysis using DNA microarrays. By the end of 1997, the Company had entered into 11 agreements with genomics and pharmaceutical companies and academic institutions for early access to its microarray technologies. Under the terms of these agreements, participating companies and educational institutions provide funding and technical feedback in exchange for delivery of various generations of microarray systems and a period of exclusive access to the Company's technology. At the end of 1997, Molecular had delivered multiple microarray systems. Research and development expenses were reduced by $1.7 million and an immaterial amount in 1997 and 1996, respectively, from credits representing amortization of fees from clients participating in the Technology Access Program. Molecular Dynamics and Amersham Pharmacia Biotech intend to pursue similar collaborations in the future, with companies and researchers who have need of this technology and the ability to fund its development prior to its release to the general market.

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

     In September 1997, the Company entered into a software license agreement with Incyte Pharmaceuticals, Inc. to secure access to Incyte's LifeArray-TM-gene expression database management software. LifeArray software allows scientists to view, manage, and compare data from thousands of microarray experiments and detect the meaningful changes in gene expression patterns.

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

     The MegaBACE 1000 competes with the Prism-TM- DNA Sequencers manufactured by the Applied Biosystems Division of Perkin-Elmer, Inc., which dominates the market for fluorescent DNA sequencing instruments. The Company believes that the MegaBACE 1000 competes favorably with the competitive products in the areas of automation and rate of throughput. Perkin-Elmer is substantially larger than the Company and there can be no assurance that the Company will be able to compete successfully against it.

     Currently, the Company is not aware of any companies other than Molecular Dynamics that are selling microarray spotter-scanner systems. Affymetrix, Inc. sells standard and custom high-density Genechip-Registered Trademark- arrays, which are manufactured by Affymetrix using a high resolution photolithographic process adapted from the semiconductor industry. Hewlett-Packard Company manufactures microarray scanners, for analysis of the Genechip. Affymetrix, Amersham Pharmacia Biotech and Hewlett-Packard Company all sell these scanners. General Scanning, Inc. manufactures and sells a microarray scanner. Incyte Pharmaceuticals, Inc. provides customer services that return gene expression information to its pharmaceutical customers.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company and their respective ages and positions are as follows:


 Name                     Age      Position
 ----                     ---      --------

 James M. Schlater        61       Chairman of the Board of Directors

 Jay Flatley              45       President, Chief Executive Officer, Chief Operating
                                   Officer, Acting Chief Financial Officer and Director

 David L. Barker          56       Vice President, Research and Scientific Development

 Clare L. Bromley III     48       Sr. Vice President, Sales, Marketing and Service

 Bruce K. Leisz           46       Vice President, Operations

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

                                PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since February 5, 1993, the Company's common stock, par value $.01, has been traded on the Nasdaq National Market under the symbol MDYN. The following table sets forth the high and low closing sales price on the National Market system for fiscal years 1996 and 1997. The approximate number of record holders of the Company's common stock as of March 18, 1998 was 133.


                                              High        Low
                                              ----        ---
                       1st Quarter 1996        8.00        5.50
                       2nd Quarter 1996        8.75        4.86
                       3rd Quarter 1996        7.63        5.25
                       4th Quarter 1996       14.63        7.38

                       1st Quarter 1997       16.75       10.63
                       2nd Quarter 1997       17.50       10.50
                       3rd Quarter 1997       28.13       12.63
                       4th Quarter 1997       27.38       13.63


DIVIDEND POLICY

     The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                                     Years Ended December 31,
                                                               ------------------------------------------------------------------
                                                                 1997           1996           1995           1994           1993
                                                                 ----           ----           ----           ----           ----
                                                                               (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Sales and other revenue                                        $55,715        $49,378        $38,938        $33,860        $38,084
Cost of sales and other revenue                                 25,456         21,471         17,532         15,919         16,684
                                                               -------        -------        -------        -------        -------
Gross margin                                                    30,259         27,907         21,406         17,941         21,400
                                                               -------        -------        -------        -------        -------
Operating expenses:
  Research and development                                       6,871          6,628          5,533          4,953          4,025
  Sales and marketing                                           14,351         14,662         14,017         12,463         10,828
  General and administrative                                     4,697          3,723          3,728          3,642          2,399
  Acquired in-process research and
    development                                                   --             --            2,082           --             --
  Litigation settlement                                           --             --             --            1,975           --
                                                               -------        -------        -------        -------        -------
Operating income (loss)                                          4,340          2,894         (3,954)        (5,092)         4,148
Interest income                                                  1,106            844            918          1,032            898
Other income                                                        77             49             69             72             49
                                                               -------        -------        -------        -------        -------
Income (loss) before income taxes                                5,523          3,787         (2,967)        (3,988)         5,095
Income taxes                                                       663            379             20            716          1,119
                                                               -------        -------        -------        -------        -------
Net income (loss)                                               $4,860         $3,408        $(2,987)       $(4,704)        $3,976
                                                               -------        -------        -------        -------        -------
                                                               -------        -------        -------        -------        -------
Earnings (loss) per share (1):
  Basic                                                           $.48           $.34          $(.30)         $(.47)          $.42
  Diluted                                                         $.43           $.32          $(.30)         $(.47)          $.39
                                                               -------        -------        -------        -------        -------
                                                               -------        -------        -------        -------        -------
Shares used to compute earnings (loss)
  per share:
  Basic                                                         10,181         10,058         10,095         10,056          9,524
                                                               -------        -------        -------        -------        -------
                                                               -------        -------        -------        -------        -------
  Diluted                                                       11,368         10,715         10,095         10,056         10,295
                                                               -------        -------        -------        -------        -------
                                                               -------        -------        -------        -------        -------

                                                                                          December 31,
                                                              --------------------------------------------------------------------
                                                                1997           1996           1995           1994           1993
                                                              -------         -------        -------        ------         -------



BALANCE SHEET DATA:
Working capital                                                $34,351        $27,889        $28,568        $30,237        $36,707
Total assets                                                    59,055         46,043         42,745         45,067         47,032
Stockholders' equity                                            41,918         33,514         33,645         36,454         41,418


(1) The earnings (loss) per share amounts for years prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. See Note 1 of Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of Sales and other revenue for certain items in the Company's consolidated statements of operations for the periods indicated:

                                                     Year Ended December 31,
                                                -----------------------------
                                                    1997     1996      1995
                                                    ----     ----      ----
Sales and other revenue                           100.0%   100.0%    100.0%
Gross margin                                       54.3     56.5      55.0
Research and development                           12.3     13.4      14.2
Sales and marketing                                25.8     29.7      36.0
General and administrative                          8.4      7.5       9.6
Acquired in-process research & development          --       --        5.3
Operating income (loss)                             7.8      5.9     (10.2)
Income (loss) before income taxes                   9.9      7.7      (7.6)
Net income (loss)                                   8.7      6.9      (7.7)


1997 COMPARED TO 1996

     SALES AND OTHER REVENUE. The Company's Sales and other revenue increased by 13% to $55.7 million in 1997 from $49.4 million in 1996. The increase resulted from recognition of revenue pursuant to agreements for early access to systems and technology for the analysis of DNA in microarrays and an increase in sales due to the introduction of MegaBACE-TM-1000 high-throughput sequencing instruments to test-site customers. The increase occurred primarily in the United States, offset by small declines in Europe, Japan and Australia. The Company's Gel and Blot Scanner sales, including related screens and cassettes, remained nearly equal in dollars to those in 1996, and represented 70% of sales during 1997, compared with 81% in 1996. The Gel and Blot Scanner products include the Company's PhosphorImager, Storm, FluorImager, Densitometer, and BioLumin instruments. The percentage decrease from the prior year is due to increases in sales of the Company's other products. International sales constituted 38% of sales in 1997 compared to 44% in 1996. The Company sells its products through direct sales operations in North

America, the United Kingdom, Germany, France, Japan and Australia. Changes in foreign currency exchange rates from the prior period had the effect of decreasing the Company's sales by approximately 2.4% for 1997 compared to 1996.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



              Index to Consolidated Financial Statements

                                                                         PAGE
                                                                         ----
 Report of Independent Auditors                                           31

 Consolidated Balance Sheets as of December 31, 1997 and 1996             32

 Consolidated Statements of Operations for each of the                    34
 years in the three-year period ended December 31, 1997

 Consolidated Statements of Stockholders' Equity for each of the          36
 years in the three-year period ended December 31, 1997

 Consolidated Statements of Cash Flows for each of the                    37
 years in the three-year period ended December 31, 1997

 Notes to Consolidated Financial Statements                               38

 Unaudited Quarterly Financial Data                                       72

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



                                   KPMG Peat Marwick LLP


Mountain View, California
January 28, 1998

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets
                  (In thousands, except share and per share data)


                                                                        December 31,
                                                                  -------------------------
                                                                     1997           1996
                                                                  ---------       --------
Assets

Current assets:
   Cash and cash equivalents                                        $11,571         $8,024
   Securities available-for-sale                                      8,558         12,617
   Trade accounts receivable, net of allowance for doubtful
       accounts of $282 in 1997 and $254 in 1996                     14,403         11,002
   Other accounts receivable                                          5,721          1,559
   Inventories                                                       10,675          6,869
   Prepaids and other current assets                                    560            347
                                                                  ---------       --------
           Total current assets                                      51,488         40,418

Property and equipment, net                                           4,722          2,997
Other assets, net                                                     2,845          2,628
                                                                  ---------       --------
                                                                    $59,055        $46,043
                                                                  ---------       --------
                                                                  ---------       --------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                  $3,554         $3,264
   Accrued expenses                                                   5,491          5,073
   Factoring liability                                                  447          1,124
   Unearned revenue and customer advances                             7,645          3,068
                                                                  ---------       --------
           Total current liabilities                                 17,137         12,529
                                                                  ---------       --------
Commitments and contingencies

Stockholders' equity
   Common stock, $.01 par value; 30,000,000 shares
       authorized; 10,366,772  and 10,208,356 shares
       issued and outstanding in 1997 and 1996, respectively            104            102
   Additional paid-in capital                                        39,467         39,862
   Retained earnings (accumulated deficit)                            2,434         (2,426)
   Unrealized gain on securities available-for-sale                       7              5
   Cumulative translation adjustment                                    (94)           (86)
   Less 445,800 shares of common stock in treasury
       in 1996 at cost                                                 --           (3,943)
                                                                  ---------       --------




           Total stockholders' equity                                41,918         33,514
                                                                  ---------       --------
                                                                    $59,055        $46,043
                                                                  ---------       --------
                                                                  ---------       --------

           See accompanying notes to consolidated financial statements.

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations
                       (In thousands, except per share data)


                                                                            Years ended December 31,
                                                                   --------------------------------------
                                                                       1997           1996          1995
                                                                   --------       --------      ---------
Sales and other revenue                                             $55,715        $49,378        $38,938

Cost of sales and other revenue                                      25,456         21,471         17,532
                                                                   --------       --------      ---------
       Gross profit                                                  30,259         27,907         21,406
                                                                   --------       --------      ---------
Operating expenses:
   Research and development                                           6,871          6,628          5,533
   Sales and marketing                                               14,351         14,662         14,017
   General and administrative                                         4,697          3,723          3,728
   Acquired in-process research and development                        --             --            2,082
                                                                   --------       --------      ---------
       Total operating expenses                                      25,919         25,013         25,360
                                                                   --------       --------      ---------
       Operating income (loss)                                        4,340          2,894         (3,954)
                                                                   --------       --------      ---------
Other income:
   Interest income                                                    1,106            844            918
   Other income                                                          77             49             69
                                                                   --------       --------      ---------
       Total other income                                             1,183            893            987
                                                                   --------       --------      ---------
       Income (loss) before income taxes                              5,523          3,787         (2,967)

Income taxes                                                            663            379             20
                                                                   --------       --------      ---------
       Net income (loss)                                             $4,860         $3,408        $(2,987)
                                                                   --------       --------      ---------
                                                                   --------       --------      ---------
Earnings (loss) per share:
   Basic                                                               $.48           $.34          $(.30)
                                                                   --------       --------      ---------
                                                                   --------       --------      ---------
   Diluted                                                             $.43           $.32          $(.30)
                                                                   --------       --------      ---------
                                                                   --------       --------      ---------
Shares used to compute earnings (loss) per share:
   Basic                                                             10,181         10,058         10,095
                                                                   --------       --------      ---------
                                                                   --------       --------      ---------
   Diluted                                                           11,368         10,715         10,095
                                                                   --------       --------      ---------
                                                                   --------       --------      ---------

See accompanying notes to consolidated financial statements.

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity

                   Years ended December 31, 1997, 1996, and 1995
                               (Dollars in thousands)

                                                                                                     Unrealized
                                                                                                        Gain
                                                                                                        (loss)
                                                                                      Retained            on
                                                                       Additional     Earnings        Securities
                                                      Common stock       Paid-in   (Accumulated     Available-for
                                                     Shares   Amount     Capital       Deficit)         -Sale
                                                -----------   ------   ---------   ------------     --------------
Balances, December 31, 1994                      10,152,344    $102      $40,433        $(2,847)         $(497)

Treasury stock acquired                                  --      --           --             --             --
Exercise of stock options                            49,488      --           36             --             --
Treasury stock reissued in connection
   with exercise of stock options                        --      --         (303)            --             --
Sale of common stock under
   employee stock purchase plan                       6,524      --           35             --             --
Treasury stock reissued in connection
   with employee stock purchase plan                     --      --         (123)            --             --
Translation adjustment                                   --      --           --             --             --
Unrealized gain on securities
   available-for-sale                                    --      --           --             --            540
Net loss                                                 --      --           --         (2,987)            --
                                                -----------   ------   ---------   ------------     --------------
Balances, December 31, 1995                      10,208,356     102       40,078         (5,834)            43

Treasury stock acquired                                  --      --           --             --             --
Treasury stock reissued in connection
   with exercise of stock options                        --      --         (216)            --             --
Treasury stock reissued in connection with
   employee stock purchase plan                          --      --          (90)            --             --
Tax benefit of employee stock transactions               --      --           90             --             --
Translation adjustment                                   --      --           --             --             --
Unrealized loss on securities
   available-for-sale                                    --      --           --             --            (38)
Net income                                               --      --           --          3,408             --
                                                -----------   ------   ---------   ------------     --------------
Balances, December 31, 1996                      10,208,356     102       39,862         (2,426)             5

Treasury stock reissued in connection                    --      --       (1,271)            --             --
   with exercise of stock options
Exercise of stock options                           105,111       1          436             --             --
Treasury stock reissued in connection
   with employee stock purchase plan                     --      --         (368)            --             --
Sale of common stock under
   employee stock purchase plan                      53,305       1          566             --             --
Tax benefit of employee stock transactions               --      --          242             --             --
Translation adjustment                                   --      --           --             --             --
Unrealized gain on securities
   available-for- sale                                   --      --           --             --              2
Net income                                               --      --           --          4,860             --
                                                -----------   ------   ---------   ------------     --------------
Balances, December 31, 1997                      10,366,772    $104      $39,467         $2,434             $7
                                                -----------   ------   ---------   ------------     --------------
                                                -----------   ------   ---------   ------------     --------------

                                             Cumulative                            Total
                                            Translation        Treasury Stock   Stockholders'
                                             Adjustment      Shares     Amount      Equity
                                            -----------   ----------   --------  ----------
Balances, December 31, 1994                         $1      (115,155)     $(738)    $36,454
Treasury stock acquired                             --      (270,000)    (1,662)     (1,662)
Exercise of stock options                           --            --         --          36
Treasury stock reissued in connection
   with exercise of stock options                   --       121,974        785         482
Sale of common stock under
   employee stock purchase plan                     --            --         --          35
Treasury stock reissued in connection
   with employee stock purchase plan                --       134,581        860         737
Translation adjustment                              10            --         --          10
Unrealized gain on securities
   available-for-sale                               --            --         --         540
Net loss                                            --            --         --      (2,987)
                                            -----------   ----------   --------  ----------
Balances, December 31, 1995                         11      (128,600)      (755)     33,645

Treasury stock acquired                             --      (586,500)    (4,855)     (4,855)
Treasury stock reissued in connection
   with exercise of stock options                   --       109,878        691         475
Treasury stock reissued in connection with
   employee stock purchase plan                     --       159,422        976         886
Tax benefit of employee stock transactions          --            --         --          90
Translation adjustment                             (97)           --         --         (97)
Unrealized loss on securities
   available-for-sale                               --            --         --         (38)
Net income                                          --            --         --       3,408
                                            -----------   ----------   --------  ----------
Balances, December 31, 1996                        (86)     (445,800)    (3,943)     33,514

Treasury stock reissued in connection               --       355,125      3,093       1,822
   with exercise of stock options
Exercise of stock options                           --            --         --         437
Treasury stock reissued in connection
   with employee stock purchase plan                --        90,675        850         482
Sale of common stock under
   employee stock purchase plan                     --            --         --         567
Tax benefit of employee stock transactions          --            --         --         242
Translation adjustment                              (8)           --         --          (8)
Unrealized gain on securities
   available-for- sale                              --            --         --           2
Net income                                          --            --         --       4,860
                                            -----------   ----------   --------  ----------
Balances, December 31, 1997                       $(94)           --       $ --     $41,918
                                            -----------   ----------   --------  ----------
                                            -----------   ----------   --------  ----------

See accompanying notes to consolidated financial statements.

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (In thousands)

                                                                           Years ended December 31,
                                                                   -------------------------------------
                                                                      1997           1996           1995
                                                                      ----           ----           ----
Cash flows from operating activities:
  Net income (loss)                                                $  4,860       $  3,408       $ (2,987)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                  2,186          1,878          1,336
       Provision for doubtful accounts                                   30             30             30
       Loss on disposition of property                                  182             73             34
       Tax benefit of employee stock transactions                       242             90           --
       Changes in items affecting operations:
         Trade accounts receivable                                   (3,936)           910         (3,210)
         Other accounts receivable                                   (4,181)        (1,559)          --
         Inventories                                                 (3,880)           572         (1,129)
         Prepaids and other current assets                             (204)           (30)            79
         Accounts payable                                               327           (899)           365
         Accrued expenses                                            (1,753)         1,745           (364)
         Unearned revenue and customer advances                       6,661          1,689            508
                                                                   --------       --------       --------
            Net cash provided by (used in) operating
               activities                                               534          7,907         (5,338)
                                                                   --------       --------       --------

Cash flows from investing activities:
  Purchases of property and equipment                                (3,458)        (1,532)        (1,189)
  Capitalized software development costs                               (778)          (456)          (514)
  Purchases of securities available-for-sale                        (52,447)       (25,780)       (18,858)
  Sales and maturities of securities available-for-sale              56,506         28,018         25,376
  Other assets                                                         (146)          (561)         1,515
                                                                   --------       --------       --------
            Net cash (used in) provided by
               investing activities                                    (323)          (311)         6,330
                                                                   --------       --------       --------

Cash flows from financing activities:
  Proceeds from stock option exercises                                  437           --               36
  Proceeds from employee stock purchase plan                            567           --               35
  Purchase of treasury stock                                           --           (4,855)        (1,662)
  Reissuance of treasury stock                                        2,304          1,271          1,219
  Proceeds from (repayments of) factoring, net                         (677)         1,124           --
  Other liabilities                                                    --             --              (42)
                                                                   --------       --------       --------
       Net cash provided by (used in) financing activities            2,631         (2,460)          (414)
                                                                   --------       --------       --------
Effect of exchange rate changes on cash                                 705            161             54
                                                                   --------       --------       --------
Net increase in cash and cash equivalents                             3,547          5,297            632
Cash and cash equivalents, beginning of year                          8,024          2,727          2,095
                                                                   --------       --------       --------
Cash and cash equivalents, end of year                             $ 11,571       $  8,024       $  2,727
                                                                   --------       --------       --------
                                                                   --------       --------       --------

Supplementary cash flow information:
  Cash paid:
     Interest                                                      $     19       $      8       $      4
                                                                   --------       --------       --------
                                                                   --------       --------       --------
     Income taxes                                                  $    172       $     91       $     17
                                                                   --------       --------       --------
                                                                   --------       --------       --------

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

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

(2)  CONSOLIDATED BALANCE SHEET COMPONENTS

     Certain balance sheet components are as follows (in thousands):

                                                              December 31,
                                                          --------------------
                                                            1997         1996
                                                          -------       ------
     (a)  INVENTORIES

          Raw material                                    $ 5,842        $3,045
          Work-in-process                                   2,328         1,786
          Finished goods                                    2,505         2,038
                                                          -------        ------
                                                          $10,675        $6,869
                                                          -------        ------
                                                          -------        ------
     (b)  PROPERTY AND EQUIPMENT

          Machinery and equipment                         $ 7,935        $6,277
          Furniture and fixtures                            1,030           824
          Leasehold improvements                            1,913         1,081
                                                          -------        ------
                                                           10,878         8,182
          Less accumulated depreciation and amortization    6,156         5,185
                                                          -------        ------
                                                          $ 4,722        $2,997
                                                          -------        ------
                                                          -------        ------
     (c)  OTHER ASSETS

          Capitalized software                            $ 2,299        $2,928
          Other                                             1,739         1,636
                                                          -------        ------
                                                            4,038         4,564
          Less accumulated amortization                     1,193         1,936
                                                          -------        ------
                                                          $ 2,845        $2,628
                                                          -------        ------
                                                          -------        ------
     (d)  ACCRUED EXPENSES

          Accrued salaries and benefits                   $ 2,040        $1,971
          Accrued warranty costs                            1,194         1,044
          Other                                             2,257         2,058
                                                          -------        ------
                                                          $ 5,491        $5,073
                                                          -------        ------
                                                          -------        ------

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

 (3) SECURITIES AVAILABLE-FOR-SALE


The following is a summary of the fair market value of securities available-for-sale (in thousands):

                                                               December 31,
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
          U.S. government securities                      $ 8,895       $10,097
          Corporate securities                              9,442         3,625
          Certificates of deposit                            --           1,889
                                                          -------       -------
                                                           18,337        15,611
          Less cash equivalents                             9,779         2,994
                                                          -------       -------
                                                          $ 8,558       $12,617
                                                          -------       -------
                                                          -------       -------

     As of December 31, 1997, the Company's investments are scheduled to mature as follows (in thousands):


     Maturity                                   Fair Market Value
     --------                                   -----------------
        Less than one year                           $13,648
        1 to 3 years                                   4,689
                                                     -------
                                                     $18,337
                                                     -------
                                                     -------

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

     GENETIC ANALYSIS TECHNOLOGY CONSORTIUM-TM-: In December of 1997, the Company and Affymetrix announced the formation of the Genetic Analysis Technology Consortium (GATC-TM-), which was formed to provide a unified technology platform to design, process, read and analyze DNA arrays. In connection with this agreement, the two companies also signed a non-exclusive, world-wide,

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES royalty-bearing license granting Molecular rights to certain Affymetrix technology for commercializing low and medium density DNA arrays. Under the terms of the license agreement, the Company paid Affymetrix an up-front license fee, and will pay operating fees for instruments if certain patents issue in the future, as well as royalties in the future associated with product sales. In addition, Molecular licensed Affymetrix under certain of its patents in the array reader field.

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

The following table summarizes option activity for the years ended December 31, 1997, 1996 and 1995:

                                                   1997                          1996                        1995
                                         ---------------------------  ---------------------------   -------------------------
                                                        Weighted-                     Weighted-                   Weighted-
                                                         Average                       Average                     Average
                                          Shares         Exercise        Shares       Exercise       Shares       Exercise
                                                         --------        ------       ---------      ------       --------
                                                          Price                         Price                       Price
                                                          ------                        -----                       -----
Outstanding at beginning of year         2,229,718          $5.22      2,013,006          $5.00      1,792,934       $4.70
Granted                                    560,575          16.00        420,200           6.42        565,800        6.15
Exercised                                 (460,236)          4.91       (109,878)          4.33       (171,462)       3.02
Forfeited                                  (73,274)          6.59        (78,461)          7.03       (157,978)       7.34
Expired                                     (2,500)          9.00        (15,149)          6.78        (16,288)       9.65
                                         ---------      ---------      ---------           ----      ---------       -----
Outstanding at end of year               2,254,283           7.90      2,229,718           5.22      2,013,006        5.00
                                         ---------                     ---------                     ---------
                                         ---------                     ---------                     ---------
Options exercisable at end of year       1,278,836      1,323,514      1,063,087
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------



Weighted-average fair value of options
 granted during the year                     $9.27          $3.36          $3.21
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                                       Options Outstanding                  Options Exercisable
                                         -----------------------------------------       ----------------------------
                                                          Weighted-Avg.
                                                            Remaining      Weighted-Avg.
   Range of                                Number          Contractual       Exercise      Number      Weighted-Avg.
Exercise Prices                          Outstanding     Life (in years)      Price      Exercisable   Exercise Price
---------------                          -----------     ---------------      -----      -----------   --------------
$0.25 - 0.67                               407,850            2.4             $0.42        407,850          $0.42
2.00 - 5.88                                322,906            7.4              5.39        174,364           5.13
6.00 - 9.75                                843,782            7.0              6.55        553,664           6.49
11.00 - 15.75                              483,695            8.5             13.40        141,646          12.29
16.00 - 19.38                              108,100            9.8             17.19            625          17.00
20.38 - 27.00                               87,950            9.8             23.19            687          22.45
                                         ---------                                       ---------
$0.25 - 27.00                            2,254,283            6.8              7.91      1,278,836           5.02
                                         ---------                                       ---------
                                         ---------                                       ---------


          Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan (the Purchase Plan), which began in 1993, employees meeting certain specific employment qualifications are eligible to participate and are granted rights to purchase shares of the Company's common stock semiannually through payroll deductions at the lower of 85% of the fair market value of the stock at the beginning or end of the purchase period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, for up to 15% of their salary, subject to certain limitations. The Company is authorized to issue up to 1,000,000 shares of common stock under the Purchase Plan and has sold 143,980 shares, 159,422 shares, and 141,105 shares to employees in 1997, 1996 and 1995, respectively. At December 31, 1997, 373,343 shares were available for future issuance. The weighted-average fair value of purchase rights granted under the Purchase Plan in 1997, 1996 and 1995 were $5.10, $1.99 and $2.35, respectively.

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

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES


                                                       1997     1996     1995
                                                       ----     ----     ----
 Net income (loss) (in thousands)       As reported   $4,860   $3,408  $(2,987)
                                        Pro forma     $3,015   $2,513  $(3,525)

 Basic earnings  (loss) per share       As reported     $.48     $.34    $(.30)
                                        Pro forma       $.30     $.25    $(.35)

 Diluted earnings (loss) per share      As reported     $.43     $.32    $(.30)
                                        Pro forma       $.27     $.23    $(.35)


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


                                            1997 Stock Option Plan                  Employee Stock Purchase Plan
                            ---------------------------------------------------     ----------------------------
                                     Employees                 Officers
                            --------------------------  -----------------------
                             1997     1996      1995     1997     1996    1995         1997     1996      1995
                             ----     ----      ----     ----     ----    ----         ----     ----      ----
 Expected Volatility          70%     62 %      62 %     70 %     62 %    62 %         70 %      62%       62%
 Expected Life              3.5 yrs  3.5 yrs   3.5 yrs  6 yrs    5 yrs   5 yrs        6 mos     6 mos     6 mos
 Risk-Free Interest Rate    6.09 %   6.16 %    6.21 %   6.48 %   6.54 %  6.35 %       5.23 %    5.24%     5.96%


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

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

 (12)     COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

          The Company leases its U.S. facility under an operating lease expiring in 2001 and its European, Japanese, and Australian facilities under operating leases expiring at various dates through 2005. The Company also leases certain equipment under operating leases. The future minimum lease payments under noncancelable operating leases as of December 31, 1997, are as follows (in thousands):


               Year                                        Amount
               ----                                        ------
               1998                                        $2,025
               1999                                         1,601
               2000                                         1,415
               2001                                           267
               2002                                            70
               Thereafter                                     130
                                                           ------
                   Total future minimum lease payments     $5,508
                                                           ------
                                                           ------


          Rent expense approximated $1,704,000, $1,410,000 and $1,219,000 for the years ended December 31, 1997, 1996 and 1995, respectively, which includes sublease income of approximately $84,000, $176,000 and $60,000, respectively.

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

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

 (13)     INCOME TAXES

          Income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following (in thousands):


                                                  1997            1996          1995
                                                  ----            ----          ----
          Current:
              Federal                             $119            $186          $ --
              State                                137              51            48
              Foreign                              165              52           (28)
                                                  ----            ----          ----

                                                   421             289            20
                                                  ----            ----          ----

          Deferred:
              Federal                               --              --            --
              State                                 --              --            --
                                                  ----            ----          ----

                                                    --              --            --
                                                  ----            ----          ----

          Charge in lieu of taxes attributable
              to employee stock plans              242              90            --
                                                  ----            ----          ----

          Total                                   $663            $379          $ 20
                                                  ----            ----          ----
                                                  ----            ----          ----

          The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to income (loss) before income taxes and the actual income taxes follows (in thousands):


                                                  1997          1996            1995
                                                  ----          ----            ----

          Income taxes expense (benefit) at
              statutory rate                    $ 1,878        $ 1,288         $(1,009)
          State income taxes, net of federal
              income tax benefit                     77             33              48
          Losses and credits for which no
              benefit was recognized                 --            277              963
          Utilization of NOL                     (1,536)        (1,283)              --
          Rate differential on foreign taxes        217            142               --
          Other                                      27            (78)              18
                                                -------        -------         --------



                                                 $  663         $  379         $     20
                                                 ------         ------         --------
                                                 ------         ------         --------

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 are presented below (in thousands):


                                                                1997            1996
                                                                ----            ----

     Deferred tax assets:
          Reserves and accruals for financial
              reporting purposes not available for tax
              purposes                                         $ 1,444        $ 1,372
          Net operating loss carryforwards                       2,123          2,299
          Research and other credit carryforwards                3,240          2,387
          Foreign net operating loss carryforwards                 281            266
          Other                                                    146             67
                                                               -------        -------

                   Total gross deferred tax assets               7,234          6,391
                   Valuation allowance                          (6,471)        (5,838)
                                                               -------        -------
                   Net deferred tax assets                         763            553
                                                               -------        -------

     Deferred tax liabilities:
          Software costs, principally due to
              capitalization and amortization for
              financial reporting purposes                        (645)          (553)
          Property and equipment                                  (118)          --
                                                               -------        -------
                   Total gross deferred tax liabilities           (763)          (553)
                                                               -------        -------
                   Net deferred taxes                          $    --        $    --
                                                               -------        -------
                                                               -------        -------

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

(14) EARNINGS (LOSS) PER SHARE

     The calculation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share amounts):


                                                1997            1996           1995
                                                ----            ----           ----
          Net income (loss)                    $ 4,860         $ 3,408        $(2,987)
                                               -------         -------        -------
                                               -------         -------        -------

          Denominator for basic earnings
               (loss) per share--weighted
              average shares                    10,181          10,058         10,095

          Dilutive employee stock options        1,187             657             --
                                               -------         -------        -------

          Denominator for diluted
              earnings (loss) per share         11,368          10,715         10,095
                                               -------         -------        -------
                                               -------         -------        -------



          Basic earnings (loss) per share        $0.48           $0.34         $(0.30)
                                               -------         -------        -------
                                               -------         -------        -------

          Diluted earnings (loss) per share      $0.43           $0.32         $(0.30)
                                               -------         -------        -------
                                               -------         -------        -------

     Additional information regarding employee stock options is included in Note 11.

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

     At December 31, 1997 and 1996, options to purchase 90,200 shares and 237,293 shares, respectively, of the Company's common stock were outstanding at exercise prices greater than the average market prices of $17.35 and $7.29 for the Company's common stock during 1997 and 1996, respectively. These options were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. At December 31, 1995, options to purchase 2,103,006 shares of the Company's common stock were outstanding. None of these options were included in the calculation of diluted loss per share because the effect would have been antidilutive.

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

(16) SEGMENT INFORMATION

     Summarized data for the Company's operations and export sales are as follows (in thousands):

                                                1997            1996           1995
                                                ----            ----           ----
     Sales and other revenue:
     United States                            $ 50,867        $ 42,517        $32,972
     Europe                                      8,521           9,201          8,462
     Asia-Pacific                                6,797           7,500          5,620
     Intercompany eliminations                 (10,470)         (9,840)        (8,116)
                                              --------        --------        -------
                                              $ 55,715        $ 49,378        $38,938
                                              --------        --------        -------
                                              --------        --------        -------

     Operating income (loss):
     United States                            $  4,568        $  2,698        $(3,457)
     Europe                                        368             580           (526)



     Asia-Pacific                                  (17)           (126)           (57)
     Intercompany eliminations                    (579)           (258)            86
                                              --------        --------        -------
                                              $  4,340        $  2,894        $(3,954)
                                              --------        --------        -------
                                              --------        --------        -------

                     MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

     Identifiable assets:
     United States                             $59,678         $45,504        $43,310
     Europe                                      4,151           6,138          4,347
     Asia-Pacific                                4,026           3,592          3,337
     Intercompany eliminations                  (8,800)         (9,191)        (8,249)
                                               -------         -------        -------
                                               $59,055         $46,043        $42,745
                                               -------         -------        -------
                                               -------         -------        -------

     Export sales                              $ 5,643         $ 4,883        $ 5,142
                                               -------         -------        -------
                                               -------         -------        -------

UNAUDITED QUARTERLY FINANCIAL DATA





                                                                            Quarters Ended
                               ---------------------------------------------------------------------------------------------
                                                1997                                               1996
                               ------------------------------------------     ----------------------------------------------
                                Mar 31       Jun 30    Sep 30      Dec 31     Mar 31        Jun 30       Sep 30       Dec 31
                                ------       ------    ------      ------     ------        ------       ------       ------
                                                           (in thousands, except per share data)

Sales and other revenue         $13,006      $13,880   $14,368     $14,461    $10,884       $12,151      $12,910      $13,433
Gross margin                      7,459        7,731     7,761       7,308      6,134         6,960        7,110        7,703
Operating income                    973        1,450     1,294         623         68           531        1,007        1,288
Net income                        1,060        1,532     1,375         892        286           630        1,068        1,424
Earnings per share (1):
  Basic                             .11          .15       .14         .09        .03           .06          .11          .14
  Diluted                           .10          .14       .12         .08        .03           .06          .10          .13


(1) The earnings per share amounts for the first three quarters of 1997 and all of 1996 have been restated to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

          EXHIBIT LIST
          ------------


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

     4.2(3)         Specimen Common Stock Certificate.

     10.1(1)        Form of Indemnification Agreement.

     10.2           Restated 1997 Stock Option Plan.

     10.3(10)       1993 Employee Stock Purchase Plan.

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

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California on this 13th day of August 1998.

                                   MOLECULAR DYNAMICS, INC.

                                   By:  /s/ Jay Flatley
                                        --------------------------------------
                                        Jay Flatley
                                        President, Chief Executive Officer,
                                        Chief Operating Officer, Acting Chief
                                        Financial Officer and Member
                                        of the Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                 Title                    Date
 ---------                 -----                    ----
 /s/ Jay Flatley           President, Chief         August 13, 1998
-----------------------    Executive
 (Jay Flatley)             Officer, Chief
                           Operating Officer,
                           Acting Chief Financial
                           Officer
                           and Director (Principal
                           Executive
                           and Financial Officer)

 /s/ Lynne R. Wagoner      Director of Finance      August 13, 1998
-----------------------    (Principal Accounting
 (Lynne R. Wagoner)        Officer)

 /s/ James M. Schlater     Chairman of the Board    August 13, 1998
-----------------------    of Directors
 (James M. Schlater)

 /s/ C. Woodrow Rea        Director                 August 13, 1998
-----------------------
 (C. Woodrow Rea)

                           Director
-----------------------
 (Robert Keeley)

 /s/ Janice M. LeCocq      Director                 August 13, 1998
-----------------------
 (Janice M. LeCocq)

 /s/ Lester John Lloyd     Director                 August 13, 1998
-----------------------
 (Lester John Lloyd)

              INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                                 Page
                                                                               Number
                                                                               ------
Report of Independent Auditors on Consolidated Financial Statement Schedule     II-1

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


                                            KPMG Peat Marwick LLP

Mountain View, California
January 28, 1998

                                                                     SCHEDULE II

                 MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts


                        Balance at   Charged to
                        Beginning     Costs and                        Balance at
 Description               of Year     Expenses         Deductions     End of Year
 -----------            ----------   ----------         ----------     -----------
 Year ended
 December 31, 1995

   Allowance for
   doubtful accounts    $  251,000       30,000                --       $  281,000

   Accrued warranty
   costs                $  737,000      859,000          (929,000)      $  667,000

 Year ended
 December 31, 1996

   Allowance for
   doubtful accounts    $  281,000       30,000           (57,000)      $  254,000

   Accrued warranty
   costs                $  667,000    1,669,000        (1,292,000)      $1,044,000

 Year ended
 December 31, 1997

   Allowance for
   doubtful accounts    $  254,000       30,000            (2,000)      $  282,000

   Accrued warranty
   costs                $1,044,000    2,021,000        (1,871,000)      $1,194,000
