Form 10-Q
period 1998-07-05
MOLECULAR DYNAMICS INC
filed 1998-08-19
CIK 885263

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19955

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 2, 1998, 10,496,738 shares of Common Stock of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MOLECULAR DYNAMICS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                            PAGE(S)
                                                                                                          -----------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets (unaudited)
           June 30, 1998 and December 31, 1997..........................................................           3

           Condensed Consolidated Statements of Income (unaudited)
           Three and six months ended June 30, 1998 and 1997............................................           4

           Condensed Consolidated Statements of Cash Flows (unaudited)
           Six months ended June 30, 1998 and 1997......................................................           5

           Notes to Condensed Consolidated Financial Statements (unaudited).............................         6-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................................       10-13

                                             PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders..........................................          14

Item 6     Exhibits and Reports on form 8-K.............................................................          14

Signatures..............................................................................................          15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                          JUNE 30,   DECEMBER 31,
                                                            1998         1997
                                                          --------   ------------
                                     ASSETS

Current assets:
Cash and cash equivalents...............................  $  8,493     $11,571
  Securities available-for-sale.........................    11,239       8,558
  Accounts receivable, net..............................    17,025      14,403
  Other accounts receivable.............................     6,045       5,721
  Inventories...........................................    11,373      10,675
  Prepaids and other current assets.....................       952         560
                                                          --------   ------------
    Total current assets................................    55,127      51,488

Property and equipment, net.............................     4,631       4,722
Other assets, net.......................................     4,118       2,845
                                                          --------   ------------
    Total assets........................................  $ 63,876     $59,055
                                                          --------   ------------
                                                          --------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................  $  3,579     $ 3,554
  Accrued expenses......................................     6,043       5,491
  Factoring liability...................................     3,514         447
  Unearned revenue and customer advances................     8,438       7,645
                                                          --------   ------------
    Total current liabilities...........................    21,574      17,137
                                                          --------   ------------

Stockholders' equity:
  Common stock and additional paid-in capital...........    40,390      39,571
  Less 218,038 and 0 shares of common stock in treasury
    in 1998 and 1997, respectively, at cost.............    (2,644)     --
  Retained earnings.....................................     4,560       2,434
  Accumulated other comprehensive loss..................        (4)        (87)
                                                          --------   ------------
    Total stockholders' equity..........................    42,302      41,918
                                                          --------   ------------
    Total liabilities and stockholders' equity..........  $ 63,876     $59,055
                                                          --------   ------------
                                                          --------   ------------

                            See accompanying notes.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                THREE MONTHS    SIX MONTHS ENDED
                                               ENDED JUNE 30,       JUNE 30,
                                              ----------------  ----------------
                                               1998     1997     1998     1997
                                              -------  -------  -------  -------
Sales and other revenue.....................  $15,218  $13,880  $29,298  $26,886
Cost of sales and other revenue.............    6,890    6,149   13,504   11,697
                                              -------  -------  -------  -------
    Gross profit............................    8,328    7,731   15,794   15,189
                                              -------  -------  -------  -------
Operating expenses:
  Research and development..................    1,727    1,614    3,500    3,684
  Sales and marketing.......................    3,751    3,641    7,372    6,885
  General and administrative................    1,465    1,026    2,697    2,198
                                              -------  -------  -------  -------
    Total operating expenses................    6,943    6,281   13,569   12,767
                                              -------  -------  -------  -------
    Operating income........................    1,385    1,450    2,225    2,422

Interest income, net........................      244      241      539      516
Other income................................       78       50       68        7
                                              -------  -------  -------  -------
    Income before income taxes..............    1,707    1,741    2,832    2,945

Income tax expense..........................      426      209      707      353
                                              -------  -------  -------  -------
    Net income..............................  $ 1,281  $ 1,532  $ 2,125  $ 2,592
                                              -------  -------  -------  -------
                                              -------  -------  -------  -------
Earnings per share--Basic...................  $   .12  $   .15  $   .20  $   .26
                                              -------  -------  -------  -------
                                              -------  -------  -------  -------
Earnings per share--Diluted.................  $   .12  $   .14  $   .19  $   .23
                                              -------  -------  -------  -------
                                              -------  -------  -------  -------
Weighted average shares outstanding:
  Basic.....................................   10,346   10,144   10,377   10,048
                                              -------  -------  -------  -------
                                              -------  -------  -------  -------
  Diluted...................................   11,061   11,219   11,119   11,144
                                              -------  -------  -------  -------
                                              -------  -------  -------  -------

                            See accompanying notes.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                 1998     1997
                                                                -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by (used in) operating activities.......  $   505  $(1,163)
                                                                -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................     (908)  (1,393)
  Capitalized software development costs......................     (839)    (312)
  Purchases of securities available-for-sale..................  (20,370) (22,071)
  Maturities and sales of securities available-for-sale.......   17,692   22,811
  Other assets................................................     (884)     147
                                                                -------  -------
    Net cash used in investing activities.....................   (5,309)    (818)
                                                                -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock.................................   (2,842)   --
  Reissuance of treasury stock................................      104    2,061
  Proceeds from stock option exercises........................      266    --
  Proceeds from employee stock purchase plan..................      648    --

  Net increase in factoring liability.........................    3,067      390
                                                                -------  -------
    Net cash provided by (used in) financing activities.......    1,243    2,451
                                                                -------  -------
Effect of exchange rate changes on cash.......................      483       74
                                                                -------  -------
Net (decrease) increase in cash and cash equivalents..........   (3,078)     544
Cash and cash equivalents at beginning of period..............   11,571    8,024
                                                                -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................  $ 8,493  $ 8,568
                                                                -------  -------
                                                                -------  -------

                            See accompanying notes.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying condensed consolidated balance sheets of Molecular Dynamics, Inc. and subsidiaries (Molecular Dynamics or the Company) as of June 30, 1998 and December 31, 1997 and the related condensed consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared on substantially the same basis as are the annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997 included in the Company's Form 10-K/A.

    For clarity of presentation the Company has indicated that its second quarters ended June 30 and its fiscal year ended December 31, whereas in fact, the Company's second quarters for fiscal years 1998 and 1997 ended on July 5, 1998 and June 29, 1997, respectively, and its fiscal year ended December 28, 1997.

NOTE 2--INVENTORIES

    Inventories consisted of (in thousands):

                                                          JUNE 30,   DECEMBER 31,
                                                            1998         1997
                                                          --------   ------------
Raw material............................................  $  6,066     $ 5,842
Work-in-process.........................................     2,298       2,328
Finished goods..........................................     3,009       2,505
                                                          --------   ------------
                                                          $ 11,373     $10,675
                                                          --------   ------------
                                                          --------   ------------

NOTE 3--EARNINGS PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.128), which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. All prior period earnings per share amounts have been restated in accordance with SFAS No. 128.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)
    The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                   THREE MONTHS     SIX MONTHS
                                                  ENDED JUNE 30,  ENDED JUNE 30,
                                                  --------------  --------------
                                                   1998    1997    1998    1997
                                                  ------  ------  ------  ------
Net income......................................  $1,281  $1,532  $2,125  $2,592
                                                  ------  ------  ------  ------
                                                  ------  ------  ------  ------
Denominator for basic earnings per share--
  weighted average shares.......................  10,346  10,144  10,377  10,048

Dilutive employee stock options.................     715   1,075     742   1,096
                                                  ------  ------  ------  ------
Denominator for diluted earnings per share......  11,061  11,219  11,119  11,144
                                                  ------  ------  ------  ------
                                                  ------  ------  ------  ------
Basic earnings per share........................  $ 0.12  $ 0.15  $ 0.20  $ 0.26
                                                  ------  ------  ------  ------
                                                  ------  ------  ------  ------
Diluted earnings per share......................  $ 0.12  $ 0.14  $ 0.19  $ 0.23
                                                  ------  ------  ------  ------
                                                  ------  ------  ------  ------

    Net income per share amounts are based on the weighted average number of common shares and common stock equivalents, where dilutive, outstanding during the period. Common stock equivalents arise from outstanding stock options and are computed using the treasury stock method. For the quarters ended June 30, 1998 and 1997, options to purchase 516,981 shares and 110,325 shares, respectively, of the Company's common stock were outstanding at exercise prices greater than the average market prices of $12.53 and $14.48 for the Company's common stock during those quarters in 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, options to purchase 513,231 shares and 275,825 shares, respectively, of the Company's common stock were outstanding at exercise prices greater than the average market prices of $12.79 and $13.93 for the Company's common stock during those periods in 1998 and 1997, respectively. These options were not included in the calculation of diluted earnings per share because the effect would have been antidilutive.

NOTE 4.--COLLABORATION WITH AFFYMETRIX, INC.

    In the third quarter of 1994, a consortium led by Affymetrix, Inc. and the Company was awarded funding from the Advanced Technology Program of the National Institute of Standards and Technology (NIST). The Company and its partner, Affymetrix, collaborate with researchers at several academic and research institutions in an effort to develop miniaturized DNA diagnostic systems. The two companies will receive up to $31 million in matching funds to be divided 33% to the Company and 67% to Affymetrix over the five years of the grant beginning in January 1995, for research and development in the field of DNA diagnostic devices with a total shared project cost of $63 million. The grant funding will allow the Company to work toward developing new fluorescence detection technologies and DNA separation devices and apply these to the expanding field of molecular genetics. In the second quarter and first six months of 1998, the Company recognized credits to expenses of approximately $331,000 and $717,000, respectively, representing support from the grant, compared to $771,000 and $1.4 million in the prior year periods. In addition, in the second quarter and first six months of 1998, the Company reduced its capitalized software by approximately $32,000 and $111,000, respectively, compared to $123,000 and $248,000 in the prior year periods, respectively, representing support from the grant.

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 5.--TECHNOLOGY ACCESS PROGRAM

    The Company and Amersham Pharmacia Biotech ("Amersham") are developing systems for fluorescence analysis of DNA in microarrays. The two companies are pursuing agreements with genomics, pharmaceutical and biotechnology companies to provide them with microarray systems prior to their release to the general market, in exchange for funding and collaborative expertise. From inception in November, 1996, through June 30, 1998, the Company had entered into 15 such agreements, including one in the second quarter of 1998. Access fees received by the Company from its customers under its Technology Access Agreements are deferred and amortized over the period of the agreement. Amounts amortized are first used to offset the related research and development expenses in the period of amortization and amounts in excess of the related research and development expenses are recognized as revenue. Research and development expenses for the second quarter and first six months of 1998 were reduced by approximately $1.3 million and $2.4 million, respectively, of credits representing amortization of fees from clients participating in the Company's technology access program, compared to $0 and $146,000 in the prior year periods, respectively. In addition, $589,000 and $964,000 of the amortized fees were recorded as revenue, with no related cost of revenue, for the three and six months ended June 30, 1998, with no amounts recorded in the prior periods.

    Under the terms of the agreement between the Company and Amersham, the Company will retain a certain amount of the Initial Profits, as defined by the parties, related to certain of the Technology Access Agreements. All subsequent profits will be shared. As of June 30, 1998, the Company had realized a portion of the Initial Profits under this agreement.

NOTE 6.--STOCK REPURCHASE PROGRAM

    In May 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock in the open market, and in February 1997 the Board increased this amount by 500,000 shares. The Company has purchased approximately 1,234,000 shares under this program as of June 30, 1998. Of these, approximately 1,016,000 shares were reissued under the Company's Stock Option and Employee Stock Purchase Plans, of which approximately 16,000 shares were reissued during the first half of 1998.

NOTE 7.--LITIGATION

    On March 13, 1998, Molecular Dynamics, Amersham Pharmacia Biotech UK Limited and Amersham Life Science Inc. were served with a complaint brought by the Perkin-Elmer Corporation, PE Applied Biosystems Division ("Applied Biosystems")
(1) alleging willful infringement by the Company of two United States Patents assigned to Perkin-Elmer and (2) seeking a declaratory judgment of non-infringement or invalidity of a United States patent exclusively licensed to Amersham Pharmacia Biotech. According to the complaint, Applied Biosystems' allegations of purported infringement against the Company relate to Molecular Dynamics' MegaBACE 1000 DNA sequencing systems and FluorImager-Registered Trademark-595 imaging systems. Applied Biosystems seeks injunctive relief, as well as damages regarding the alleged infringement, along with attorneys' fees.

    On April 16, 1998, Molecular Dynamics filed an answer to the complaint, seeking a declaratory judgment of non-infringement and/or invalidity of the alleged Applied Biosystems patents. At that time, the Company filed a counterclaim alleging that it owns rights under two patents which are infringed by certain Applied Biosystems sequencing systems. The counterclaim alleges that Applied Biosystems is

                   MOLECULAR DYNAMICS, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 7.--LITIGATION (CONTINUED)
making, using, offering for sale or selling DNA sequencers, including the ABI Prism-Registered Trademark- 377, that infringe the Company's patents. The Company seeks injunctive relief, as well as damages, regarding the alleged infringement, along with attorneys' fees. The action is currently pending in the Northern District of California. No trial date has been set. Although Management believes that the ultimate disposition of this matter will not materially affect the financial position, results of operations or liquidity of the Company, significant legal expenses could be incurred relative to such lawsuits.

NOTE 8.--COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued SFAS No.130 "Reporting Comprehensive Income" which is effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for the three and six months ended June 30, 1998 and 1997 follows:

                              THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                 ENDED          ENDED         ENDED        ENDED
                                JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                  1998           1997          1998         1997
                              ------------   ------------   ----------   ----------
Net Income..................     $1,281         $1,532        $2,125       $2,592
Other Comprehensive gain
  (loss):
  Net foreign currency
    translation
    adjustment..............        79             (9)           79          (56)
  Net unrealized gain (loss)
    from investments........        19             36             4           (4)
                                ------         ------       ----------   ----------
  Other comprehensive
    gain/(loss).............        98             27            83          (60)
Comprehensive Income........     $1,379         $1,559        $2,208       $2,532

NOTE 9.--SUBSEQUENT EVENT

    On August 10, 1998, the Company and Amersham Pharmacia Biotech Ltd., the Company's strategic partner since 1994, entered into a merger agreement providing for the acquisition of Molecular Dynamics, Inc. by Amersham Pharmacia Biotech Inc. Under the terms of the agreement, Amersham Pharmacia Biotech will initiate a cash tender offer of $20.50 per share for each Molecular Dynamics share. The board of directors of the Company has unanimously approved the acquisition and recommended that shareholders in Molecular Dynamics accept the offer. The Chairman and Chief Executive Officer of the Company have agreed to tender their shares into the offer.

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

RESULTS OF OPERATIONS

    SALES AND OTHER REVENUE. The Company's second quarter 1998 sales and other revenue of $15.2 million increased 10% from sales and other revenue of $13.9 million in the second quarter of 1997. Additionally, sales and other revenue for the six months ended June 30, 1998 were $29.3 million, an increase of 9% from sales of $26.9 million in the comparable prior year period. These increases resulted primarily from sales of the Company's MegaBACE-Registered Trademark-DNA sequencing products, which were introduced in mid-1997, and Microarray systems, partially offset by decreases in sales of the Company's gel and blot scanning products. The Company recorded $589,000 and $964,000 of revenue for the three and six months ended June 30, 1998, respectively, related to amortization of early access fees from customers participating in the technology access program, with no offsetting cost of revenues, and no such revenues in the prior period. The Company sells its products in North America, Europe, Japan and Australia. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales and other revenue by approximately $530,000 for the six months ended June 30, 1998 compared to the prior-year period. Foreign currency fluctuations for the second quarter of 1998 had the effect of decreasing the Company's sales and other revenue by approximately $130,000 compared to the prior year period.

    GROSS MARGINS. Gross margins for the second quarter and first six months of 1998 were 54.7% and 53.9%, respectively, compared to 55.7% and 56.5% in each of the respective prior year periods. The decrease in gross margin was primarily due to a change in sales mix in 1998, primarily relating to increased sales of lower-margin MegaBACE instruments, which were not introduced until mid-1997, and pre-production microarray systems, partially offset by amortization of early access fees with no related cost as discussed above.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 1998 and 1997 were $1.7 million and $1.6 million, respectively. Research and development expenses for the first six months of 1998 and 1997 were $3.5 million and $3.7 million, respectively. The decreases between these prior year periods were the result of increased spending on development programs, offset by greater credits representing funding from the Company's program for early access to technology for the analysis of DNA in microarrays, and a smaller decrease in credits representing support of those programs from the Company's NIST Grant. Research and development expenses decreased as a percentage of sales and other revenue to 11.3% and 11.9% in the second quarter and first six months of 1998, respectively, compared to 11.6% and 13.7% in the prior-year periods, primarily due to the increases in sales and other revenue between the two periods. Research and development expenses for the second quarter and first six months of 1998 were reduced by approximately $1.3 million and $2.4 million, respectively, of credits representing amortization of fees from clients participating in the Company's technology access program, compared to $0 and $146,000 in the prior year periods, respectively. Research and development expenses for the second quarter and first six months of 1998 were reduced by $331,000 and $717,000, respectively, of credits representing support from the Company's NIST grant, compared to $771,000 and $1.4 million of credits in the prior year periods. In addition, in the second quarter and first six months of 1998, the Company reduced its capitalized software by approximately $32,000 and $111,000, respectively, compared to $123,000 and $248,000 in the prior year periods, respectively, representing support from the grant.

    SALES AND MARKETING. Sales and marketing expenses for the second quarter and first six months of 1998 were $3.8 million and $7.4 million as compared to $3.6 million and $6.9 million in the respective prior year periods. The increases in 1998 are primarily the result of increased headcount within the Company's sales, service and marketing departments. As a percentage of revenues, sales and marketing expenses decreased to 24.6% and 25.2% for the second quarter and first six months of 1998, respectively, from 26.2% and 25.6% in the respective prior periods, due to the increase in revenues, partially offset by the increase in expenses. Changes in foreign currency exchange rates had the effect of decreasing the Company's sales and marketing expenses by approximately $146,000 for the six months ended June 30, 1998 compared to the prior-year period. Foreign currency fluctuations for the second quarter of 1998 had the effect of decreasing the Company's sales and marketing expenses by approximately $82,000 compared to the prior year period.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter and first six months of 1998 were $1.5 million and $2.7 million, as compared to $1.0 million and $2.2 million in the respective prior periods. These increases were primarily due to increased legal expenses associated with patent and general litigation issues. General and administrative expenses, as a percentage of revenue, were 9.6% and 7.4% for the second quarter of 1998 and 1997, primarily due to increased expenses not completely offset by the increase in sales and other revenue. These expenses increased to 9.2% from 8.2% of revenues in the 1998 and 1997 six-month periods, respectively, primarily due to the same factors as those affecting the quarters.

    PROVISION FOR INCOME TAXES. During the second quarter and first six months of 1998, the Company recorded a tax provision utilizing an effective tax rate of 25%, as compared to a rate of 12% for the second quarter and first half of 1997. The increased tax rate is due to the complete utilization of federal, state and foreign net operating loss carryovers (without regard to amounts attributable to the exercise of stock options, for which related tax benefits were credited to equity) in 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company believes that results of operations in any quarterly period may be impacted by factors that have occurred in the past, and may occur in the future, such as the effect of delays in the shipment of new products, increased competition, legal expenses, order deferrals in anticipation of new product releases, decisions to invest in research and development programs, difficulty in acquiring critical product components of acceptable quality and in required quantity, Year 2000 issues, a slower growth rate in the Company's target markets, or lack of market acceptance of new products, the Company's profit-sharing agreements with Amersham Pharmacia Biotech, reduction or delay of government and private sector funding of research activities, or adverse changes in economic conditions in any of the countries in which the Company does business. Also, with a significant portion of net sales and net income contributed by international operations, fluctuations of the U.S. dollar against foreign currencies such as those that occurred in the first two quarters of 1998 could affect the Company's results of operations and financial condition in a particular quarter. There can be no assurance that the Company will be able to grow in future periods or continue profitability on a quarterly basis.

    In the event the cash tender offer initiated by Amersham Pharmacia Biotech (see RECENT DEVELOPMENTS) is not consummated, the Company's results of operations and financial condition could be materially and adversely affected. In addition, this could result in an adverse effect on the trading price of the Company's Common Stock.

    Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfalls in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. The Company typically recognizes a substantial portion of sales near the end of a quarter. Therefore, as has happened in the past, the Company may not become aware of such shortfalls until late in a quarter, which may result in an adverse effect on the trading price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of June 30, 1998 was $33.6 million, compared to $34.4 million at December 31, 1997. During the first six months of the year, the issuance of treasury stock for employee stock option and purchase plans was the source of approximately $648,000 of working capital, approximately $2.8 million of working capital was used to purchase shares of the Company's common stock on the open market, and approximately $1.7 million of working capital was used to fund development of capitalized software and to purchase fixed assets, primarily related to expansion of the Company's facilities. The Company has instituted a factoring program in Japan, in order to shorten the time between customer shipments and receipt of payment. Since the Company retains ultimate responsibility for collection of its Japan accounts, amounts paid by the factoring entity are classified as liabilities until the customer pays the factoring entity. The Company obtained net proceeds of $3.1 million under the factoring program for the six months ended June 30, 1998.

    The Company enters into foreign exchange contracts to hedge receivables denominated in foreign currencies. The Company's forward exchange hedge contracts require the Company to exchange foreign currencies for U.S. dollars at rates agreed upon at the inception of the contracts. As of June 30, 1998, the Company has approximately $3 million of forward exchange contracts outstanding, consisting primarily of Japanese yen, German marks, French francs and British pounds, to hedge firm commitments relating to certain of its foreign receivables. The contracts mature at various dates through November 27, 1998.

    The Company's principal commitments at June 30, 1998 consisted of obligations under operating leases for facilities and equipment. Long term cash requirements, other than normal operating expenses, are anticipated for development of new products, enhancement of existing products, financing continued growth, and possible acquisition of products, technologies or businesses complementary to the Company's business. The Company believes its cash, securities available-for-sale, and cash flows from operating activities will be sufficient to satisfy its working capital requirements for the foreseeable future.

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

    The Company expects to implement the systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis and is currently reviewing the cost of such actions. A significant proportion of these costs are not expected to be incremental costs to the Company, but will represent redeployment of existing Company resources. The Company has initiated programs to assess the Year 2000 status of its products and internal information systems, and is surveying its key external providers as to their compliance with this issue. The Company expects modifications to its products and internal systems will be made by early 1999 and presently believes that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not determined the timing or method of adoption of this standard, and is currently evaluating the effect that implementation of SFAS 133 will have on its results of operations and financial position.

RECENT DEVELOPMENTS

    On August 10, 1998, the Company and Amersham Pharmacia Biotech Ltd., the Company's strategic partner since 1994, entered into a merger agreement providing for the acquisition of Molecular Dynamics, Inc. by Amersham Pharmacia Biotech Inc.. Under the terms of the agreement, Amersham Pharmacia Biotech will initiate a cash tender offer of $20.50 per share for each Molecular Dynamics share. The board of directors of the Company has unanimously approved the acquisition and recommended that shareholders in Molecular Dynamics accept the offer. The Chairman and Chief Executive Officer of the Company have agreed to tender their shares into the offer.

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security-Holders

    On May 19, 1998 the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual Meeting:

    1.  The directors of the Company were all re-elected by the following votes:

NAME                                          VOTES FOR  VOTES AGAINST    WITHHELD
--------------------------------------------  ---------  --------------   --------
James Schlater..............................  8,976,856         0          233,197
Jay Flatley.................................  8,968,019         0          242,034
Robert Keeley...............................  8,976,756         0          233,297
Janice M. LeCocq............................  8,975,556         0          234,497
Lester John Lloyd...........................  8,976,756         0          233,297
C. Woodrow Rea, Jr..........................  8,976,856         0          233,197

    2. The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 29, 1998. The proposal was ratified by the following vote:

      VOTES FOR             VOTES AGAINST           VOTES WITHHELD         BROKER NON-VOTES
----------------------  ----------------------  ----------------------  ----------------------
      9,185,894                 2,579                   21,580                    --

    3. An increase of 500,000 shares available for issuance under the Company's Restated 1987 Stock Option Plan was approved by the following vote:

      VOTES FOR             VOTES AGAINST           VOTES WITHHELD         BROKER NON-VOTES
----------------------  ----------------------  ----------------------  ----------------------
      7,459,855               1,732,850                 17,348                    --

    The foregoing matters are described in detail in the Registrant's definitive proxy statement dated April 17, 1998, for the Annual Meeting of Stockholders held on May 19, 1998.

Item 6:  Exhibits and Reports on Form 8-K

    (a) See Exhibit Index below.

    (b) There were no reports on Form 8-K during the quarter ended June 30, 1998

MOLECULAR DYNAMICS, INC.

                                   SIGNATURES

    Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MOLECULAR DYNAMICS, INC.
                                                 (Registrant)

Date: August 18, 1997           By:               /s/ JAY FLATLEY
                                     ------------------------------------------
                                                    Jay Flatley
                                             PRESIDENT, CHIEF EXECUTIVE
                                         OFFICER & CHIEF FINANCIAL OFFICER

Date: August 18, 1997           By:             /s/ LYNNE R. WAGONER
                                     ------------------------------------------
                                                  Lynne R. Wagoner
                                                DIRECTOR OF FINANCE
                                           (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

(a)        Exhibit 10.42(1)--Form of Offer to Purchase, dated August 14, 1998
           Exhibit 10.43(1)--Form of Letter of Transmittal
           Exhibit 10.44(1)--Agreement and Plan of Merger among the Company, Purchaser and Parent dated as of August 9, 1998
           Exhibit 10.45(1)--Stockholder Agreement dated as of August 9, 1998, among James M.
             Schlater, Jay Flatley, Purchaser and Parent.
           Exhibit 10.46(1)--Letter Agreement dated August 9, 1998 between the Company and Jay
             Flatley
           Exhibit 10.47(1)--Letter to Stockholders of the Company dated August 14, 1998.
           Exhibit 10.48(1)--Opinion of Vector Securities International, Inc., dated August 9,
             1998.
           Exhibit 10.49(1)--Text of Press Release Issued by Nycomed Amersham plc, dated August 10,
             1998.
           Exhibit 27--Financial Data Schedule

------------------------

(1) Incorporated by reference to exhibit numbers 1 through 8 included in the Company's Solicitation/ Recommendation Statement on Schedule 14D-9, filed with the Securities and Exchange Commission on August 14, 1998.